Form 10-Q
period 1994-06-30
MANHATTAN BEACH HOTEL PARTNERS LP
filed 1994-08-12
CIK 822026

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                                     FORM 10-Q



(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended June 30, 1994



                                      OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from                 to


Commission file number: 33-17274


                         MANHATTAN BEACH HOTEL PARTNERS, L.P.
               (Exact name of registrant as specified in its charter)



        Delaware                                              95-4201183
  (State or other jurisdiction of                          (I.R.S. Employer
   Incorporation or organization)                         identification No.)

3 World Financial Center, 29th Floor, NY, NY                     10285
  (Address of principal executive offices)                     (Zip code)

                                     (212) 526-3237
                  (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No





                                      INDEX



                                                                     Page No.
PART I   FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Balance Sheets at June 30, 1994 and
                  December 31, 1993                                       3

                  Statements of Operations for the three and
                  six months ended June 30, 1994 and 1993                 4

                  Statement of Partners' Capital (Deficit) for the six
                  months ended June 30, 1994                              5

                  Statements of Cash Flows for the six months ended
                  June 30, 1994 and 1993                                  6

                  Notes to the Financial Statements                       7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     8



PART II  OTHER INFORMATION

         Items 1-6                                                       10

         Signatures                                                      11



Balance Sheets
                                                  June 30,         December 31,
Assets                                               1994                 1993

Real estate, at cost:
      Building                              $  47,975,974        $  47,975,974
      Furniture, fixtures and equipment        12,018,937           12,010,920
      Leasehold improvements                    3,333,141            3,333,141

                                               63,328,052           63,320,035
Less accumulated depreciation and
  amortization                                (18,569,183)         (17,730,553)

                                               44,758,869           45,589,482

Cash                                            2,288,254            2,183,410
Accounts receivable                               979,791              565,945
Prepaid and other assets                          349,434              341,743

                Total Assets                $  48,376,348        $  48,680,580


Liabilities and Partners' Capital

Liabilities:
      Accounts payable and accrued
        liabilities                         $   1,577,295        $   1,634,598
      Due to affiliates                         1,989,747            1,847,804

                Total Liabilities               3,567,042            3,482,402

Partners' Capital (Deficit):
      General Partner                          (1,831,372)          (1,773,041)
      Limited Partners (6,975,000 limited
      partnership units authorized, issued
      and outstanding)                         46,640,678           46,971,219

                Total Partners' Capital        44,809,306           45,198,178

  Total Liabilities and Partners' Capital   $  48,376,348        $  48,680,580



Statements of Operations

                                 Three months ended          Six months ended
                                       June 30,                   June 30,
Hotel Revenues                    1994         1993          1994         1993
Rooms                      $ 2,073,903  $ 2,031,138   $ 3,981,212   $ 4,161,628
Food and beverage            1,094,121    1,129,883     1,950,931     2,175,051
Telephone                      125,286      107,654       241,374       212,578
Other                           33,201       89,172        58,543       193,130

        Total Revenues       3,326,511    3,357,847     6,232,060     6,742,387

Departmental Expenses

Rooms                          606,575      644,012     1,169,039     1,253,937
Food and beverage              898,676      972,635     1,696,489     1,893,590
Telephone                       83,371       98,451       163,273       180,274
Other                            9,812       83,940        19,461       175,430

        Total Expenses       1,598,434    1,799,038     3,048,262     3,503,231

   Departmental income       1,728,077    1,558,809     3,183,798     3,239,156


Unallocated Partnership and Hotel Operating Expenses

Advertising and sales          146,915      171,699       318,611       354,243
General and administrative:
  Hotel and other              601,733      523,080     1,220,664     1,158,227
  Partnership                  121,866      121,220       230,063       262,031
Utilities and maintenance      305,091      295,947       555,511       538,500
Management fees                 84,260       56,922       144,786       142,992
Property taxes                 110,930      108,180       209,604       196,761
Operating leases                62,261       11,441        75,144        33,902
Depreciation and
  amortization                 418,797      410,761       838,630       804,223

                             1,851,853    1,699,250     3,593,013     3,490,879

  Operating loss              (123,776)    (140,441)     (409,215)     (251,723)

Other Income (Expense):

Interest income                  9,821        8,024        18,923        17,605
Other income                       605        1,020         1,420        33,504
Interest expense                    --      (10,323)           --       (21,199)

                                10,426       (1,279)       20,343        29,910

     Net Loss              $  (113,350) $  (141,720)  $  (388,872)  $  (221,813)

Net Loss Allocated:

To the General Partner     $   (17,003) $   (21,258)  $   (58,331)  $   (33,272)
To the Limited Partner         (96,347)    (120,462)     (330,541)     (188,541)

                           $  (113,350) $  (141,720)  $  (388,872)  $  (221,813)

Per limited partnership
   unit (6,975,000
   outstanding)                  $(.01)       $(.02)        $(.05)        $(.03)


Statement of Partners' Capital (Deficit)
For the six months ended June 30, 1994

                                   Limited           General            Total
                                  Partners'        Partner's         Partners'
                                   Capital           Deficit          Capital
Balance at December 31, 1993  $ 46,971,219      $ (1,773,041)    $ 45,198,178
Net loss                          (330,541)          (58,331)        (388,872)

Balance at June 30, 1994      $ 46,640,678      $ (1,831,372)    $ 44,809,306


Statements of Cash Flows
For the six months ended June 30, 1994 and 1993

Cash Flows from Operating Activities:                   1994             1993
Net loss                                         $  (388,872)     $  (221,813)
Adjustments to reconcile net loss to
net cash provided by operating activities:
  Depreciation and amortization                      838,630          804,223
  Increase (decrease) in cash arising from
  changes in operating assets and liabilities:
    Accounts receivable                             (413,846)         (56,577)
    Prepaid and other assets                          (7,691)         (57,344)
    Accounts payable and accrued liabilities         (57,303)          70,213
    Due to affiliates                                141,943          148,190

Net cash provided by operating activities            112,861          686,892

Cash Flows from Investing Activities:

  Restricted cash, net                                    --          314,985
  Fixed assets additions                              (8,017)        (450,199)

Net cash used for investing activities                (8,017)        (135,214)

Cash Flows from Financing Activities:

  Due to Radisson/Carlson Group                           --          (37,037)

Net cash used for financing activities                    --          (37,037)

Net increase in cash                                 104,844          514,641
Cash at beginning of period                        2,183,410        1,475,890

Cash at end of period                            $ 2,288,254      $ 1,990,531

Supplemental Disclosure of Cash Flow Information:

  Cash paid during the period for interest       $        --      $    21,199




Notes to the Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1993 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments consisting of only normal recurring accruals which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1994 and the results of operations, changes in partners' capital (deficit), and cash flows for the six months then ended. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1993, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

At June 30, 1994, Manhattan Beach Hotel Partners, L.P. (the "Partnership") had cash of $2,288,254 including cash held at the Property for working capital. Cash increased by $104,844 from December 31, 1993 due to an increase in net cash from operating activities which was partially offset by the use of cash for fixed asset additions. Such cash balances are expected to be sufficient to meet the anticipated cash requirements of the Partnership. Pursuant to the management agreement (the "Management Agreement") with Manhattan Beach Management Company, an affiliate of Interstate Hotel Corporation ("Interstate"), contributions to the FF&E reserve account will be made over time to protect and maintain the value of the Partnership's Hotel.

Accounts receivable increased to $979,791 at June 30, 1994 compared to $565,945 at December 31, 1993. Accounts payable and accrued liabilities decreased to $1,577,295 at June 30, 1994 compared to $1,634,598 at December 31, 1993. The changes in both accounts receivable and accounts payable are due primarily to the timing of payments. Due to affiliates increased to $1,989,747 at June 30, 1994 compared to $1,847,804 at December 31, 1993, primarily due to the accrual of property management oversight fees.

Cash flow from operations was not sufficient in the second quarter of 1994 to pay a distribution. Future distributions will be dependent on the results of operations of the Hotel and the level of net operating income available to the Partnership.

Results of Operations

For the three and six months ended June 30, 1994, the Partnership had a net loss of $113,350 and $388,872, respectively, compared to a net loss for the three and six months ended June 30, 1993 of $141,720 and $221,813, respectively. The increase in net loss for the six month period is primarily due to a decrease in departmental income. All of this decrease occurred in the first quarter of 1994.

For the three and six months ended June 30, 1994, the Hotel generated departmental income of $1,728,077 and $3,183,798, respectively, compared to $1,558,809 and $3,239,156, respectively, for the corresponding periods in 1993. The increase for the three month period is primarily attributable to a reduction in total expenses. The decrease for the six month period is primarily due to lower total Hotel revenues, resulting from a decline in average occupancy for the six month period from 88.71% in 1993 to 82.19% in 1994. Average occupancy declined largely due to the expiration of a contract with a major airline in the fourth quarter of 1993. The decrease in occupancy was partially offset by a $2.23 increase in average room rates for the six month period from $68.20 in 1993 to $70.43 in 1994.

For the three and six months ended June 30, 1994, unallocated Partnership and Hotel operating expenses, including depreciation, were $1,851,853 and $3,593,013, respectively, compared to $1,699,250 and $3,490,879, respectively, for the corresponding periods in 1993. The increase is largely due to an increase in insurance expense in 1994 relative to 1993 as a result of an adjustment made in 1993 for the employee self-insured health insurance program which was terminated in 1992. The expense was lower in 1993 due to the reversal of an accrual as of December 31, 1992. The increase is also attributable to an increase in operating lease expense as a result of payments being fully expensed in 1994, as well as an increase in depreciation expense for the period.

For the three and six months ended June 30, 1994, the Partnership generated $10,426 and $20,343, respectively, in total other income. For the three months ended June 30, 1993, other expenses exceeded income by $1,279. For the six month period in 1993, the Partnership generated $29,910 in total other income. The increase for the three month period is primarily due to a decrease in interest expense, due to the pay-off of a note payable due to the Carlson Group. The decrease for the six month period is due to the recognition in 1993 of the remaining balance of an escrow account set up for litigation settlement from which all distributions had already been paid.

The following charts summarize the Hotel's performance for the six months ended June 30 of the indicated years.


             Average Occupancy                    Average Room Rate

        1994    1993    Variance              1994    1993    Variance

      82.19%  88.71%      (6.52%)           $70.43  $68.20       $2.23



                             Total Hotel Sales

                    1994          1993      % Change

             $ 6,232,060   $ 6,742,387         (7.6%)



                            Hotel House Profit

                    1994          1993      % Change

             $ 1,396,350   $ 1,341,650          4.1%

House profit is the Hotel's operating profit prior to payments made for certain other items including, property taxes, insurance, ground rent, equipment leases, Partnership general and administrative expenses and the funding of the FF&E reserve account.






PART II	OTHER INFORMATION


Items 1-4   Not applicable

Item 5      Other Information

            Effective May 20, 1994, American Express Company ("American Express") distributed to holders of record of American Express, shares of Lehman Brothers Holdings Inc. ("Lehman Brothers") common stock. As a result of this transaction, the Partnership's General Partner is no longer an affiliate of American Express. This change is not expected to have any impact on the Partnership.

Item 6      Exhibits and reports on Form 8-K.

            (a)  Exhibits - None

            (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1994.




                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              MANHATTAN BEACH HOTEL PARTNERS, L.P.

                         BY: MANHATTAN BEACH COMMERCIAL PROPERTIES III INC. General Partner




Date:  August 12, 1994

                         BY:     s/Jeffrey C. Carter/
                         Name:   Jeffrey C. Carter
                         Title:  Director and President




Date:  August 12, 1994

                         BY:     s/Joseph J. Flannery/
                         Name:   Joseph J. Flannery
                         Title:  Vice President and
                                 Chief Financial Officer