Form 10-Q
period 1994-09-30
MANHATTAN BEACH HOTEL PARTNERS LP
filed 1994-11-14
CIK 822026

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q


(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended September 30, 1994

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


                                                                   Page No.
PART I   FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Balance Sheets at September 30, 1994 and
                  December 31, 1993                                       3

                 Statements of Operations for the three and
                  nine months ended September 30, 1994 and 1993           4

                 Statement of Partners' Capital (Deficit) for the
                  nine months ended September 30, 1994                    5

                 Statements of Cash Flows for the nine months
                  ended September 30, 1994 and 1993                       6

                 Notes to the Financial Statements                        7

         Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     8


PART II  OTHER INFORMATION

         Items 1-6                                                       10

         Signatures                                                      11




Balance Sheets

                                                September 30,      December 31,
Assets                                                  1994              1993

Real estate, at cost:
   Building                                     $ 47,975,974      $ 47,975,974
   Furniture, fixtures and equipment              12,026,961        12,010,920
   Leasehold improvements                          3,333,141         3,333,141

                                                  63,336,076        63,320,035

Less accumulated depreciation and amortization   (18,991,307)      (17,730,553)

                                                  44,344,769        45,589,482

Cash                                               2,128,340         2,183,410
Restricted Cash                                      213,765                 0
Accounts receivable                                1,067,657           565,945
Prepaid and other assets                             521,295           341,743

             Total Assets                       $ 48,275,826      $ 48,680,580


Liabilities and Partners' Capital

Liabilities:
   Accounts payable and accrued liabilities     $  1,330,473      $  1,634,598
   Due to affiliates                               2,036,304         1,847,804

             Total Liabilities                     3,366,777         3,482,402

Partners' Capital (Deficit):
   General Partner                                (1,816,410)       (1,773,041)
   Limited Partners (6,975,000 limited
   partnership units authorized, issued
   and outstanding)                               46,725,459        46,971,219

             Total Partners' Capital              44,909,049        45,198,178

      Total Liabilities and Partners' Capital   $ 48,275,826      $ 48,680,580



Statements of Operations

                                   Three months ended         Nine months ended
                                      September 30,              September 30,
Hotel Revenues                      1994         1993         1994         1993

Rooms                        $ 2,307,591  $ 2,061,763  $ 6,288,803  $ 6,223,391
Food and beverage              1,103,070    1,050,835    3,054,001    3,225,886
Telephone                        129,250      102,929      370,624      315,507
Other                             51,560       47,594      110,103      240,724

    Total Revenues             3,591,471    3,263,121    9,823,531   10,005,508

Departmental Expenses

Rooms                            607,489      586,389    1,776,528    1,840,326
Food and beverage                854,663      907,747    2,551,152    2,801,337
Telephone                         77,034       80,993      240,307      261,267
Other                              7,897       45,816       27,358      221,246

    Total Expenses             1,547,083    1,620,945    4,595,345    5,124,176

Departmental income            2,044,388    1,642,176    5,228,186    4,881,332


Unallocated Partnership and Hotel Operating Expenses

Advertising and sales            145,363      180,691      463,974      534,934
General and administrative:
    Hotel and other              657,297      630,232    1,877,961    1,788,459
    Partnership                  110,844      111,092      340,907      373,123
Utilities and maintenance        362,534      313,001      918,045      851,501
Management fees                  114,752       57,105      259,538      200,097
Property taxes                   106,652      100,660      316,256      297,421
Operating leases                  37,463       15,609      112,607       49,511
Depreciation and amortization    422,124      414,026    1,260,754    1,218,249

                               1,957,029    1,822,416    5,550,042    5,313,295

Operating income (loss)           87,359     (180,240)    (321,856)    (431,963)

Other Income (Expense):

Interest income                   11,829        9,800       30,752       27,405
Other income                         555          950        1,975       34,454
Interest expense                       0       (9,754)           0      (30,953)

                                  12,384          996       32,727       30,906

      Net Income (Loss)      $    99,743  $  (179,244) $  (289,129)  $ (401,057)

Net Income (Loss) Allocated:

To the General Partner       $    14,962  $   (26,886) $   (43,369)  $  (60,159)
To the Limited Partner            84,781     (152,358)    (245,760)    (340,898)

                             $    99,743  $  (179,244) $  (289,129)  $ (401,057)

Per limited partnership unit
   (6,975,000 outstanding)          $.01        $(.02)       $(.04)       $(.05)




Statement of Partners' Capital (Deficit)
For the nine months ended September 30, 1994

                                        Limited        General           Total
                                       Partners'     Partner's        Partners'
                                        Capital        Deficit         Capital

Balance at December 31, 1993       $ 46,971,219   $ (1,773,041)   $ 45,198,178
Net loss                               (245,760)       (43,369)       (289,129)

Balance at September 30, 1994      $ 46,725,459   $ (1,816,410)   $ 44,909,049



Statements of Cash Flows
For the nine months ended September 30, 1994 and 1993

Cash Flows from Operating Activities:                    1994             1993

Net loss                                          $  (289,129)     $  (401,057)
Adjustments to reconcile net loss to net cash
provided by operating activities:
   Depreciation and amortization                    1,260,754        1,218,249
   Increase (decrease) in cash arising from
    changes in operating assets and liabilities:
       Accounts receivable                           (501,712)         196,689
       Prepaid and other assets                      (179,552)         (79,079)
       Accounts payable and accrued liabilities      (304,125)        (139,890)
       Due to affiliates                              188,500          166,266

Net cash provided by operating activities             174,736          961,178

Cash Flows from Investing Activities:

   Restricted cash, net                              (213,765)         314,985
   Additions to real estate                           (16,041)        (490,905)

Net cash used for investing activities               (229,806)        (175,920)

Cash Flows from Financing Activities:

   Due to Radisson/Carlson Group                            0          (56,401)

Net cash used for financing activities                      0          (56,401)

Net increase (decrease) in cash                       (55,070)         728,857
Cash at beginning of period                         2,183,410        1,475,890

Cash at end of period                             $ 2,128,340      $ 2,204,747


Supplemental Disclosure of Cash Flow Information:

   Cash paid during the period for interest       $         0      $    21,199



Notes to the Financial Statements


The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1993 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments consisting of only normal recurring accruals which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1994 and the results of operations, changes in partners' capital (deficit), and cash flows for the nine months then ended. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1993, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

At September 30, 1994, Manhattan Beach Hotel Partners, L.P. (the "Partnership") had cash of $2,128,340 including cash held at the Property for working capital. Cash decreased by $55,070 from December 31, 1993 due to the use of cash for fixed asset additions and an increase in the restricted cash balance which was partially offset by an increase in cash from operating activities of $174,736. Such cash balances are expected to be sufficient to meet the anticipated cash requirements of the Partnership. Pursuant to the management agreement (the "Management Agreement") with Manhattan Beach Management Company, an affiliate of Interstate Hotel Corporation ("Interstate"), contributions to the FF&E reserve account will be made over time to protect and maintain the value of the Partnership's Hotel.

Accounts receivable increased to $1,067,657 at September 30, 1994 compared to $565,945 at December 31, 1993. Accounts payable and accrued liabilities decreased to $1,330,473 at September 30, 1994 compared to $1,634,598 at December 31, 1993. The changes in both accounts receivable and accounts payable are due primarily to the timing of payments. Due to affiliates increased to $2,036,304 at September 30, 1994 compared to $1,847,804 at December 31, 1993, primarily due to the accrual of property management oversight fees.

Cash flow from operations was not sufficient in the third quarter of 1994 to pay a distribution. Future distributions will be dependent on the results of operations of the Hotel and the level of net operating income available to the Partnership.

Results of Operations

For the three and nine months ended September 30, 1994, the Partnership had net income of $99,743 and a net loss of $289,129, respectively, compared to a net loss for the three and nine months ended September 30, 1993 of $179,244 and $401,057, respectively. The improvement for both the three and nine month periods is primarily due to an increase in departmental income which was partially offset by an increase in unallocated Partnership and Hotel operating expenses, including depreciation.

For the three and nine months ended September 30, 1994, the Hotel generated departmental income of $2,044,388 and $5,228,186, respectively, compared to $1,642,176 and $4,881,332, respectively, for the corresponding periods in 1993. The increase for the three month period is primarily attributable to an increase in departmental revenue, which includes rooms, food and beverage, telephone and other revenues, as well as a decrease in departmental expenses, as a result of a decline in food and beverage, telephone and other expenses. The increase for the nine month period is primarily due to a decline in all departmental expenses which was partially offset by a decrease in total revenue, resulting from decreases in food and beverage and other revenue.

For the three and nine months ended September 30, 1994, unallocated Partnership and Hotel operating expenses, including depreciation, were $1,957,029 and $5,550,042, respectively, compared to $1,822,416 and $5,313,295, respectively, for the corresponding periods in 1993. The increase is largely due to an increase in insurance expense in 1994 relative to 1993 as a result of an adjustment made in 1993 for the employee self-insured health insurance program which was terminated in 1992. The expense was lower in 1993 due to the reversal of an accrual as of December 31, 1992. The increase is also attributable to an increase in management fees, operating lease expense and depreciation expense for the period.

For the three and nine months ended September 30, 1994, the Partnership generated total other income of $12,384 and $32,727, respectively, compared to $996 and $30,906 for the corresponding periods in 1993. The increase for both the three and nine month periods is primarily due to a decrease in interest expense, due to the pay-off of a note payable due to the Carlson Group.

The following charts summarize the Hotel's performance for the nine months ended September 30 of the indicated years.


            Average Occupancy                        Average Room Rate

        1994    1993    Variance                  1994    1993    Variance

        85.4%   85.7%     (0.3%)                $70.96  $69.94       $1.02


                               Total Hotel Sales

                     1994               1993           % Change

               $9,823,531        $10,005,508             (1.8%)


                               Hotel House Profit

                     1994               1993           % Change

               $2,461,123         $1,987,608              23.8%


House profit is the Hotel's operating profit prior to payments made for certain other items including, property taxes, insurance, ground rent, equipment leases, Partnership general and administrative expenses and the funding of the FF&E reserve account.



PART II         OTHER INFORMATION


Items 1-5	Not applicable

Item 6          Exhibits and reports on Form 8-K.

                (a)     Exhibits - None

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1994.




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



                                      MANHATTAN BEACH HOTEL PARTNERS, L.P.

                       BY: MANHATTAN BEACH COMMERCIAL PROPERTIES III INC. General Partner





Date:  November 11, 1994

                       BY:     s/Jeffrey C. Carter/
                       Name:   Jeffrey C. Carter
                       Title:  Director, President and
                               Chief Financial Officer