Form 10-K
MANHATTAN BEACH HOTEL PARTNERS LP
filed 1995-03-31
CIK 822026

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-K


[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

	For the fiscal year ended December 31, 1994
OR

[   ]     TRANSITION PERIOD PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number:  33-17274


	MANHATTAN BEACH HOTEL PARTNERS, L.P.
	Exact name of registrant as specified in its charter


Delaware                                     95-4201183
State or other jurisdiction of incorporation I.R.S. Employer Identification No.

3 World Financial Center, 29th Floor, New York, New York     10285
Address of principal executive offices                       zip code

Registrant's telephone number, including area code: (212) 526-3237

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:


	DEPOSITARY UNITS OF LIMITED PARTNERSHIP INTEREST
	Title of Class


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

	Yes  X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (x)

Aggregate market value of the voting stock held by non-affiliates of the registrant: Not applicable.

Documents Incorporated by Reference:

Portions of Parts I, II, III and IV are incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1994, filed as an exhibit under Item 14.

PART I


Item 1.  Business

(a)	General Development of Business.

Manhattan Beach Hotel Partners, L.P., formerly Shearson California Radisson Plaza Partners, L.P. (see Item 10. "Certain Matters Involving Affiliates of Manhattan Beach Commercial Properties III Inc."), a Delaware limited partnership (the "Registrant" or the "Partnership"), was formed on September 8, 1987. The Partnership will continue until December 31, 2037 in accordance with the terms of its Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement"), unless terminated earlier pursuant thereto. The affairs of the Partnership are conducted by its general partner, Manhattan Beach Commercial Properties III Inc., formerly Shearson Lehman Commercial Properties III, Inc. (see Item 10. "Certain Matters Involving Affiliates of Manhattan Beach Commercial Properties III Inc."), a Delaware corporation (the "General Partner"), and an affiliate of Lehman Brothers Inc.

On November 4, 1987, an offering (the "Offering") of 6,975,000 depositary units ("Units"), representing assignments of limited partnership interests, at a price of $10 per Unit commenced through Shearson Lehman Brothers Inc. ("Shearson"), an affiliate of the General Partner. The Offering closed on May 26, 1988, upon which date investors who subscribed for all 6,975,000 Units were admitted as holders of Units ("Unitholders").

Manhattan Beach Commercial Properties III Depositary, Inc. (the "Assignor Limited Partner"), formerly Shearson Lehman Commercial Properties III Depositary, Inc. (see Item 10. "Certain Matters Involving Affiliates of Manhattan Beach Commercial Properties III Inc."), is the record owner of the limited partnership interests, but the Unitholders are entitled to all the economic and other substantive rights and interests of the underlying limited partnership interests and are entitled to direct any voting of such limited partnership interests. A Unitholder, subject to certain conditions, may convert his Units into limited partnership interests.

Purchase of the Property. The Partnership was formed to acquire, own, lease and ultimately sell a leasehold interest in the Radisson Plaza Hotel and Golf Course (the "Property" or the "Hotel"), a 384-room, 287,965 square foot commercial hotel and nine-hole executive golf course located on a 26.3 acre site in the City of Manhattan Beach, Los Angeles County, California (the "City"). The Property was acquired for a purchase price of $56,500,000 on December 1, 1987 from Manhattan Beach Hotel Properties, Ltd., a California limited partnership (the "Seller"), which developed the Property and opened it for occupancy in January 1987.

The Hotel is operated subject to a license agreement with Radisson Hotels International, Inc. ("Radisson"). Information regarding Radisson is incorporated by reference to Note 4 "Real Estate Investments" of the Notes to the Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1994, filed as an exhibit under
Item 14. The Hotel is operated under a management agreement (the "Management Agreement") with Manhattan Beach Management Company, an affiliate of Interstate Hotels Corporation ("Interstate"). Details regarding the Management Agreement are incorporated by reference to Note 5 "Hotel Lease" of the Notes to the Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1994, filed as an exhibit under
Item 14. The golf course is operated under a long-term operating agreement with Radisson Golf Course Company, Inc., an unaffiliated party.

Ground Lease. Information regarding the Ground Lease is incorporated by reference to Note 4 "Real Estate Investments" of the Notes to the Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1994, filed as an exhibit under Item 14.

The Management Agreement and Hotel Leases. Incorporated by reference to Note 5 "Hotel Lease" of the Notes to the Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1994, filed as an exhibit under Item 14.

(b)	Financial Information About Industry Segments.

The Partnership's sole business is to own and operate the Property. All of the Partnership's revenues, operating profit or loss and assets relate solely to such industry segment.

(c) Narrative Description of Business.

The Partnership's principal objectives are to (i) provide quarterly cash distributions, a portion of which are anticipated to be non-taxable due to depreciation deductions, (ii) preserve and protect capital and (iii) achieve long-term appreciation in the value of the Property for distribution upon sale. There can be no assurance that any of such objectives will be achieved by the Partnership.

Competition. Incorporated by reference to the section entitled Partnership Update on page 3 of the Partnership's Annual Report to Unitholders for the year ended December 31, 1994, filed as an exhibit under Item 14.

Information with respect to market conditions in the area where the Partnership's Property is located is incorporated by reference to the sections entitled Message to Investors and Partnership Update on pages 1 and 3, respectively, of the Partnership's Annual Report to Unitholders for the year ended December 31, 1994, filed as an exhibit under Item 14.

Employees. The Partnership's business is managed by the General Partner and the Partnership has no employees. The current hotel staff and other personnel are employees of Interstate. Information regarding Interstate is incorporated by reference to Note 5 "Hotel Lease" of the Notes to Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1994, filed as an exhibit under Item 14.


Item 2.  The Property

Incorporated by reference to Note 4 "Real Estate Investments" of the Notes to Financial Statements and the section entitled Partnership Update on page 3 of the Partnership's Annual Report to Unitholders for the year ended December 31, 1994, filed as an exhibit under Item 14.


Item 3.  Legal Proceedings

Incorporated by reference to Note 7 "Litigation" of the Notes to Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1994, filed as an exhibit under Item 14.


Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Unitholders at a meeting or otherwise during the fourth quarter of the fiscal year for which this report has been filed.

PART II


Item 5. Market for the Partnership's Limited Partnership interests and Security Holder Matters

(a) Market Information. The Partnership has issued no common stock. There is no established public market in which the Units are currently traded.

(b) Holders.  The number of Unitholders as of December 31, 1994 was 5,664.

(c) Dividends. No distributions were paid to Unitholders for the years ended December 31, 1994 and 1993. Cumulative distributions paid to Unitholders since the Partnership's inception total $2.04 per Unit. This amount includes $0.57 per Unit paid to class member Unitholders (the "Settlement Class") pursuant to the settlement of class actions brought against Shearson, the Partnership and other affiliated defendants (the "Settlement"). Such distributions were drawn from the settlement fund (the "Settlement Fund") established to pay such distributions to the Settlement Class. The Settlement Fund was exhausted with the payment of the fourth quarter 1992 distribution. Additional information about the Settlement is incorporated by reference to Note 7 "Litigation" of the Notes to the Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1994, filed as an exhibit under
Item 14.

No distributions were declared payable to the General Partner for the years ended December 31, 1994 and 1993.

Future distributions will be dependent on the results of operations of the Property and the level of net operating income available to the Partnership.


Item 6.  Selected Financial Data

Incorporated by reference to the section entitled Financial Results Comparison on page 4 of the Partnership's Annual Report to Unitholders for the year ended December 31, 1994, filed as an exhibit under Item 14.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Hotel's operations continued to be impacted by weak conditions in the Los Angeles hospitality market during 1994. The Hotel is dependent primarily on business and leisure travel for its revenues. Therefore, the decline in leisure travel to, and business activity in Los Angeles, particularly in the aerospace and defense industries, resulted in reduced travel into the city, which has adversely affected the performance of area hotels.

At December 31, 1994, Manhattan Beach Hotel Partners, L.P. (the "Partnership") had cash and cash equivalents of $2,797,178, including cash held at the Property for working capital. Cash increased by $613,768 from December 31, 1993, due to cash flow generated by operating activities which was partially offset by expenditures for fixed asset additions and funding of the restricted cash account. Such cash balances are expected to be sufficient to meet the anticipated cash requirements for operations of the Partnership. Restricted cash increased to $270,489 at December 31, 1994, compared to $0 at December 31, 1993. The increase in 1994 is due to contributions to the reserve exceeding property improvements. Pursuant to the management agreement (the "Management Agreement") with Manhattan Beach Management Company, an affiliate of Interstate, contributions to the account for furniture, fixtures and equipment ("FF&E reserve account") will be made over time to protect and maintain the value of the Partnership's Hotel.

Accounts Receivable increased to $906,721 at December 31, 1994 compared to $565,945 at December 31, 1993. The increase is primarily attributable to the timing of payments by Hotel customers. Accounts payable and accrued liabilities decreased by $331,882 from December 31, 1993 to $1,291,771 at December 31, 1994, primarily due to the final payment of a liability related to the Hotel's self-insurance program. Due to affiliates increased to $2,121,394 at December 31, 1994 from $1,858,749 at December 31, 1993, primarily due to the accrual of property management oversight fees for 1994.

Cash flow from operations was not sufficient in 1994 to pay a distribution from operating cash flow. Future distributions will be dependent on the results of operations of the Hotel and the level of cash flow available to the Partnership.

Results of Operations

1994 versus 1993
For the year ended December 31, 1994, the Partnership had a net loss of $245,012, compared to a net loss of $767,542 for the year ended December 31, 1993. The improvement in 1994 primarily is due to an increase in departmental income, comprised of rooms, food and beverage, telephone and other departmental income, which was partially offset by an increase in unallocated hotel operating expenses.

For the year ended December 31, 1994, the Hotel generated departmental income of $6,985,451 compared to $6,353,439, for the year ended December 31, 1993. The 9.9% increase in departmental income in 1994 is due to a increase in total Hotel revenues, primarily from room revenues, as well as decreased departmental expenses for food and beverage and other costs.

For the year ended December 31, 1994, unallocated Hotel and Partnership operating expenses, including depreciation, were $7,287,878 compared to $7,154,595 for the corresponding period in 1993. The increase primarily is due to an increase in Hotel general and administrative expenses, which is largely attributable to an increase in insurance expense in 1994 relative to 1993 as a result of an adjustment made in 1993 for the self-insured employee health insurance program which was terminated in 1992. Also contributing to the increase were higher costs for utilities and maintenance and increased Hotel operating lease expenses.

Total other income for the year ended December 31, 1994 increased to $57,415 from $33,614 at December 31, 1993, primarily due to higher interest income and no interest expense during 1994. The increase in interest income primarily is due to higher cash balances and higher interest rates during the year. The decrease in interest expense is due to the pay-off of a note payable due to the Carlson Group.

The following charts summarize the Hotel's performance for the twelve months ended December 31 of the indicated years.

        Average Occupancy

	1994	1993	Variance

	85.5%	81.7%	3.8%

        Average Room Rate

	1994	1993	% Change

	$70.02	$70.10	(0.1%)


        Hotel Sales

        1994            1993            % Change

	$13,186,812	$12,996,520	1.5%


        Hotel House Profit

        1994            1993            % Change

	$3,386,612	$2,538,312	33.4%


House profit is the Hotel's operating profit prior to payments made for certain other items including property taxes, insurance, ground rent, equipment leases, Partnership general and administrative expenses and the funding of the FF&E reserve account.

	Partnership Net Loss

        1994            1993            % Change

	($245,012)	($767,542)	68%


1993 versus 1992
For the year ended December 31, 1993, the Partnership had a net loss of $767,542, compared to a net loss for the year ended December 31, 1992 of $2,956,338. The improvement in 1993 primarily is due to a substantial decrease in depreciation expense, and lower general and administrative expenses, partially offset by a decline in other income.

For the year ended December 31, 1993, the Hotel generated departmental income of $6,353,439 compared to $6,441,853, for the year ended December 31, 1992. The 1.4% decline in departmental income in 1993 is due to a decline in total Hotel revenues which is primarily attributable to a decline in food and beverage revenues and other income.

For the year ended December 31, 1993, unallocated Hotel and Partnership operating expenses, including depreciation, were $7,154,595 compared to $9,749,423 for the corresponding period in 1992. The decrease is largely attributable to a decline in depreciation expense due to various personal property items being fully depreciated during 1992. Also contributing to the decline were lower Partnership general and administrative expenses, which is largely attributable to a one-time $116,949 adjustment recorded in the first quarter of 1992 associated with the termination of the lease with KHE, the former property operator. Additionally, Hotel and other general and administrative expenses declined due to costs associated with the Hotel's self-insured employee health insurance program which was terminated in 1992.

Total other income for the year ended December 31, 1993 decreased to $35,299, from $340,298 at December 31, 1992, largely due to the recognition of income in the first quarter of 1992 regarding the Hotel's liquor license fee, and the receipt of a real estate tax refund in the amount of $170,144. Interest income declined in 1993 due to lower interest rates on the Partnership's cash balances.


Item 8.  Financial Statements and Supplementary Data

Incorporated by reference to pages 5 to 11 of the Partnership's Annual Report to Unitholders for the year ended December 31, 1994, filed as an exhibit under
Item 14 and Schedule III.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.


PART III


Item 10.  Directors and Executive Officers of the Registrant

The Partnership has no directors or executive officers. The affairs of the Partnership are conducted through the General Partner. The names and ages of, as well as the positions held by, the principal directors and officers of the General Partner are set forth below. All directors of the General Partner will serve until the next meeting of the stockholders of the General Partner. There are no family relationships between any officers or directors.

Certain officers of the General Partner are now serving (or in the past have served) as officers or directors of entities which act as general partners of a number of real estate limited partnerships which have sought protection under the provisions of the Federal Bankruptcy Code. The partnerships which have filed bankruptcy petitions own real estate which has been adversely affected by the economic conditions in the markets in which that real estate is located and, consequently, the partnerships sought the protection of the bankruptcy laws to protect the partnerships' assets from loss through foreclosure.

The Officers and/or Directors of the General Partner are as follows:

        Name                    Age     Office

        Jeffrey C. Carter       49      President, Director and Chief Financial
                                        Officer
	Rocco F. Andriola	36	Director and Vice President

Jeffrey C. Carter is a Senior Vice President of Lehman Brothers in the Diversified Asset Group. Mr. Carter joined Lehman Brothers in September 1988. From 1972 to 1988, Mr. Carter held various positions with Helmsley-Spear Hospitality Services, Inc. and Stephen W. Brener Associates, Inc. including Director of Consulting Services at both firms. From 1982 through 1987, Mr. Carter was President of Keystone Hospitality Services, an independent hotel consulting and brokerage company. Mr. Carter received his B.S. degree in Hotel Administration from Cornell University and an M.B.A. degree from Columbia University.

Rocco F. Andriola is a Senior Vice President of Lehman Brothers in its Diversified Asset Group. Since joining Lehman Brothers in 1986, Mr. Andriola has been involved in a wide range of restructuring and asset management activities involving real estate and other direct investment transactions. From 1986-89, Mr. Andriola served as a Vice President in the Corporate Transactions Group of Shearson Lehman Brothers' office of the general counsel. Prior to joining Lehman Brothers, Mr. Andriola practiced corporate and securities law at Donovan Leisure Newton & Irvine in New York. Mr. Andriola received a B.A. degree from Fordham University, a J.D. degree from New York University School of Law, and an LL.M degree in Corporate Law from New York University's Graduate School of Law.

Certain Matters Involving Affiliates of Manhattan Beach Commercial Properties III Inc.
On July 31, 1993 Shearson Lehman Brothers Inc. ("Shearson") sold certain of its domestic retail brokerage and asset management businesses to Smith Barney, Harris Upham & Co. Incorporated ("Smith Barney"). Subsequent to this sale, Shearson changed its name to Lehman Brothers Inc. The transaction did not affect the ownership of the Partnership's General Partner. However, the assets acquired by Smith Barney included the name "Shearson."
Consequently, the Shearson Lehman Commercial Properties III, Inc. general partner changed its name to Manhattan Beach Commercial Properties III Inc., Shearson Lehman Commercial Properties III Depositary, Inc, the Assignor Limited Partner, changed its name to Manhattan Beach Commercial Properties III Depositary, Inc. and the name of the Partnership was changed to Manhattan Beach Hotel Partners, L.P. to delete any reference to "Shearson."


Item 11.  Executive Compensation

All of the directors and executive officers of the General Partner are employees of Lehman. They do not receive any salaries or other compensation from the Partnership.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

To the knowledge of the General Partner, no person owns more than 5% of the outstanding Units. No director or executive officer of the General Partner owns any of the outstanding Units. No changes of control of the Partnership occurred in 1994.


Item 13.  Certain Relationships and Related Transactions

Incorporated by reference to Note 1 "Organization and Partnership Agreement" and Note 3 "Transactions with Related Parties" of the Notes to Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1994, filed as an exhibit under Item 14.


PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

	(a)(1)  	Financial Statements:

		Report of Independent Accountants	 (1)

		Balance Sheets - At December 31, 1994 and 1993  	 (1)

		Statements of Operations - For the years ended
		 December 31, 1994, 1993 and 1992	 (1)

		Statements of Partners' Capital - For the years ended
		 December 31, 1994, 1993 and 1992	 (1)

		Statements of Cash Flows - For the years ended
		 December 31, 1994, 1993 and 1992	 (1)

		Notes to Financial Statements	 (1)

        (1) Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1994, which is filed as an exhibit under Item 14.

        (a)(2) Financial Statement Schedules: Independent Accountant's Report on Schedule III and Schedule III - Real Estate and Accumulated Depreciation.

	(a)(3)	Exhibits:  See Exhibit Index contained herein.

        (b)(3) Reports on Form 8-K: No reports on form 8-K were filed in the fourth quarter of the calendar year 1994.

        (c)     See Exhibit Index contained herein.

	Exhibit Index

Exhibit Number

        3.1 Amended and Restated Agreement of Limited Partnership of the Registrant, as amended (included as, and incorporated herein by reference to, Exhibit 3.1 of the Registrant's 1988 Annual Report on Form 10-K filed on May 17, 1989). Exhibit

        10.1 Depositary Agreement between the Registrant and Shearson Lehman Commercial Properties Depositary III Inc., as Assignor Limited Partner (included as, and incorporated herein by reference to Exhibit 10.3 to the Registration Statement*).

        10.2 Purchase Agreement, as amended, relating to the acquisition of the Registrant's hotel property (included as, and incorporated herein by reference to Exhibit 10.4 to the Registration Statement*).

        10.3 Hotel Sublease, as amended (included as, and incorporated herein by reference to Exhibit 10.3 of the Registrant's 1988 Annual Report on Form 10-K filed on May 17, 1989).

        10.4 Hotel Ground Lease and Related Amendments (included as, and incorporated herein by reference to Exhibit 10.6 to the Registration Statement*).

        10.5 Radisson License (included as, and incorporated herein by reference to Exhibit 10.7 to the Registration Statement*).

        10.6 License Agreement between Radisson Hotel Corporation and the Registrant (included as, and incorporated herein by reference to Exhibit 10.8 to the Registration Statement*).

        10.7 Guaranty of the Sublease (included as, and incorporated herein by reference to Exhibit 10.9 of the Registration Statement*).

        10.8 Accounting Services Agreement between the Registrant and Boston Safe Deposit and Trust Company (included as and incorporated herein by reference to Exhibit 10.8 of the Registrant's 1988 Annual Report on Form 10-K filed May 17, 1989).

        10.9 Investor Services Agreement between the Registrant and Boston Safe Deposit and Trust Company (included as, and incorporated herein by reference to the Registrant's 1988 Annual Report on Form 10-K filed May 17, 1989).

        10.10 Sublease Agreement, dated October 2, 1989, between Manhattan Beach Hotel Properties, Ltd., U.S. Hotel Properties Corporation, and Horst Osterkamp, (collectively, the "Sublessor"), and Kentucky Hospitality Employer, Inc., (the "Sublessee") (included as, and incorporated herein by reference to the Registrant's 1989 Annual Report on Form 10-K filed March 14, 1990.

        10.11 Credit Agreement, dated September 1989, between the Registrant and Carlson Hospitality Group, Inc. (included as, and incorporated herein by reference to the Registrant's 1989 Annual Report on Form 10-K filed March 14, 1990.

        10.12 Management Agreement, dated January 3, 1991, between the Registrant and Interstate Hotels Corporation incorporated herein by reference to Exhibit 10.12 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.

        10.13 Form of the Settlement Agreement dated August 27, 1990 between the Partnership and class members incorporated herein by reference.

        10.14 Management Agreement, dated January 3, 1992, between the Registrant and Interstate Hotels Corporation incorporated herein by reference to Exhibit 10.14 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.

        13.1 Annual Report to the Unitholders for the year ended December 31, 1994. ------------------------------

- References to the "Registration Statement" are to the Registrant's Registration Statement on Form S-11 (File No. 33-17274).

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



                                   MANHATTAN BEACH HOTEL PARTNERS, L.P.

                                   BY:     Manhattan Beach
                                           Commercial Properties III Inc.
                                           General Partner





Date:  March 30, 1995
                                    BY:             s/Jeffrey C. Carter/
                                    Name:           Jeffrey C. Carter
                                    Title:          President, Director and
                                                    Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 MANHATTAN BEACH COMMERCIAL PROPERTIES III INC. General Partner




Date:  March 30, 1995
                                    BY:             s/Jeffrey C. Carter/
                                    Name:           Jeffrey C. Carter
                                    Title:          President, Director and
                                                    Chief Financial Officer


Date:  March 30, 1995
                                    BY:             s/Rocco F. Andriola
                                    Name:           Rocco F. Andriola
                                    Title:          Director and Vice President

EXHIBIT 13.1

MANHATTAN BEACH HOTEL PARTNERS, L.P.

1994 ANNUAL REPORT

Manhattan Beach Hotel Partners, L.P. raised $69,750,000 during its offering period in 1987 and 1988. The Partnership's operations are managed by its General Partner, Manhattan Beach Commercial Properties III Inc., an affiliate of Lehman Brothers Inc. In December 1987, the Partnership acquired the Radisson Plaza Hotel and Golf Course, located in the City of Manhattan Beach, Los Angeles County, California, three miles south of Los Angeles International Airport.

The Radisson Plaza Hotel, which is managed by a subsidiary of Interstate Hotels Corporation, is a 384-room full-service commercial hotel featuring resort-type amenities including two restaurants, a swimming pool, health club and an executive golf course. Located near area restaurants, retail malls, and movie theaters, the Hotel also features shuttle service to the airport and Manhattan Beach. The resort-like atmosphere at the Hotel combined with its location near the airport and several large office complexes has made the Hotel a popular destination for business and leisure travelers.


			Property Highlights

			1994	1993	% Change
___________________________________________________
Average Occupancy       85.5%   81.7%   4.7%
Average Room Rate       $70.02  $70.10  (0.1%)
___________________________________________________



Administrative Inquiries        Performance Inquiries/Form 10-Ks
Address Changes/Transfers       The Shareholder Services Group
Service Data Corporation        P.O. Box 1527
2424 South 130th Circle         Boston, Massachusetts 02104-1527
Omaha, Nebraska 68144           Attn:  Financial Communications
(800) 223-3464                  (800) 223-3464













	   Contents

	1	Message to Investors
	3	Partnership Update
	4	Financial Results Comparison
	5	Financial Statements
	8	Notes to Financial Statements
        12      Report of Independent Accountants

Message to Investors

Presented for your review is the 1994 Annual Report for Manhattan Beach Hotel Partners, L.P. (the "Partnership"). This report includes an overview of hospitality industry conditions, an update on the operations of the Radisson Plaza Hotel and Golf Course (the "Hotel"), and the Partnership's audited financial statements for the year ended December 31, 1994.

Throughout 1994, local economic conditions continued to impact hotels in the greater Los Angeles area, including the Partnership's Hotel. In an effort to offset these problems, the General Partner is working closely with the hotel manager to aggressively market the Hotel's services to diversify its customer base and enhance operations. As a result of these efforts, the performance of the Hotel improved during 1994. As of December 31, 1994, the Hotel's average occupancy and room rate were 85.5% and $70.02, respectively, compared with 81.7% and $70.10, respectively, for 1993. While we are pleased with the improvement in the Hotel's performance during 1994, it should be noted that in order to improve overall profitability and ultimately resume cash distribution payments to the Limited Partners, a substantial increase in the Hotel's average room rate is necessary. We will continue our efforts, in conjunction with Hotel management, to optimize operations and preserve the long-term value of the property. In addition, the General Partner will continue to evaluate the Partnership's cash requirements on a quarterly basis to determine when it may be possible to reinstate cash distributions. Please refer to the Partnership Update section on page 3 of this report.

National Market Overview
A general strengthening of national economic conditions, coupled with the virtual absence of new hotel construction, induced modest improvement in the United States hospitality industry during 1994, as evidenced by increases in both occupancy levels and room rates. After lagging behind other sectors of real estate for the last few years, U.S. hotels demonstrated renewed momentum during 1994, brightening the long-term prognosis for the hospitality industry. For the year ended December 31, 1994, market analysts Smith Travel Research reported that average occupancy and daily room rates for U.S. hotels increased to 65.2% and $63.63, respectively, compared with 63.1% and $61.30, respectively, for 1993. Although the industry continues to experience regional fluctuations in demand in certain market segments, the gap between supply and demand is gradually narrowing as the existing supply of hotel rooms is slowly being absorbed. According to projections by Coopers & Lybrand, a major public accounting firm, this trend should continue, as total room inventory is expected to remain flat throughout 1995 and 1996. While the overall improvement is an encouraging sign for the future, it should be noted that the recovery of the U.S. hospitality industry remains in the early stages, and it is anticipated that operating challenges will persist for the foreseeable future. Nevertheless, the long-term outlook for hotels across the country is somewhat optimistic, and while the pace and scope of growth continues to vary regionally from market to market, the hospitality industry nationwide is expected to strengthen over the next several years.

BAR GRAPH: Comparing United States, Los Angeles Airport Market and
Radisson (the Property) average occupancy rates in 1993 and 1994. All average occupancy rates disclosed in text.

BAR GRAPH: Comparing United States, Los Angeles Airport Market and Radisson (the Property) average room rates in 1993 and 1994. All average room rates disclosed in text.


The Los Angeles Market
The economic recovery throughout most areas of California has lagged behind other regions of the country. However, after several years characterized by recession, the California economy appears to have bottomed out, and many regions of the state are beginning to gradually strengthen. Despite this overall improvement, however, the local Los Angeles economy remained depressed in 1994, and these conditions still continue to pose direct challenges to hotels in most sections of Los Angeles as business, convention and leisure travel to the area remained relatively stagnant in 1994. Although hotels in the downtown Los Angeles market were able to benefit somewhat from tourism generated by the 1994 World Cup during the summer months, the residual business for hotels in the Los Angeles Airport market, where the Partnership's Hotel is located, was limited. As a result of these factors, the average occupancy and room rates for Los Angeles hotels in the airport submarket at December 31, 1994 were 65.9% and $58.36, compared with 64.1% and $58.46, respectively, for 1993, as reported by Smith Travel Research.

Summary
Given the continued strengthening of nationwide industry conditions during 1994 and into 1995, the potential exists for many of the nation's hotels to regain a portion of their lost value. Although it is likely that operations at the Partnership's Hotel may continue to be impacted by the imbalanced local market conditions, the General Partner is encouraged by the overall improvement in industry conditions, and is hopeful that a corresponding strengthening of industry conditions for Los Angeles hotels will occur during 1995, thereby increasing the prospect for higher operating profits and property values. Looking forward, our focus will be on pursuing new techniques for enhancing operations and improving the Hotel's market share. In addition, we will continue to work closely with Hotel management in seeking to streamline operations by minimizing expenses at both the Hotel and Partnership levels. We will keep you informed of our progress in future investor reports.

Very truly yours,

Manhattan Beach Commercial Properties III Inc.
The General Partner

s/Jeffrey C. Carter/
Jeffrey C. Carter
President

March 30, 1995

Partnership Update

The Property
The Partnership's Radisson Plaza Hotel is a 384-room hotel located at 1400 Parkview Avenue on a 26.3 acre site in the City of Manhattan Beach, Los Angeles County, California. It is conveniently located just two miles east of the Pacific Ocean and three miles south of the Los Angeles International Airport. The Hotel features a unique array of amenities to appeal to both business and leisure travelers. Features include 17,200 square feet of conference and banquet facilities, two restaurants and a lobby lounge and bar, a nine hole executive golf course, a health club, a swimming pool and numerous nearby shops, department stores and restaurants.

Property Improvements
Regular maintenance and capital improvements to the Hotel are an essential component of our efforts to preserve the Hotel's long-term value and its potential for appreciation. As you may recall, a soft-goods renovation was completed on the majority of the Hotel's guest rooms in 1993. These upgrades have enhanced the appeal of the Hotel to its guests, enabling the Hotel to maintain market share. The soft-goods refurbishment of the guest rooms that were not renovated is being considered for 1995.

Competition
The Partnership's Hotel faces substantial competition from other hotels in the Los Angeles Airport Market. Nine hotels with a total of 6,305 rooms have been identified that currently compete to varying degrees with the Radisson Plaza Hotel, including the Los Angeles Airport Marriott, which is owned by a limited partnership that was sponsored by an affiliate of the General Partner. In addition, a new 122-room Summerfield Suites Hotel is currently under construction in the Los Angeles Airport Market and is scheduled for opening in March 1995. With the exception of this new competitor, it is expected that few, if any, new hotels will be built in Los Angeles over the next few years. There are numerous additional hotels in the vicinity, which are not considered to be directly competitive with the Partnership's Hotel due to disparities in markets served, quality of facilities, rate structure, location and/or lack of affiliation with a major hotel chain.

Hotel Operating Results
While overall operating results for hotels in the Los Angeles Airport market were mixed during 1994, the Partnership's Hotel posted an improvement over 1993. For the year ended December 31, 1994, total Hotel sales increased 1.5% relative to 1993, due to the higher average occupancy levels achieved by the Hotel during 1994. This improvement, coupled with a 6.7% decrease in expenses for all departments, led to a 33.4% increase in the Hotel's house profit. As a result, the Partnership's net loss declined by 68% in 1994 compared with 1993.

The Hotel's improved performance during 1994 reflects management's efforts to reduce costs and diversify the Hotel's customer base, which will continue into 1995. Part of the strategy to change market mix and shift the ratio of group and transient guests included a reduction in the volume of airline contracts maintained by the Hotel. In addition, management remains committed to providing quality service to the Hotel's guests. Client feedback during 1994 was extremely favorable, and approximately 93% of the Hotel's guests expressed a willingness to return to the Hotel in the future. In addition to focusing on client satisfaction and improving the Hotel's visibility among transient travelers, we will continue to carefully monitor the balance between room rate and occupancy to ensure that the Hotel's revenues and profits are maximized.

Financial Results Comparison

The following chart summarizes the financial results of the Hotel and Partnership for the indicated years.

					As reported in the
        As reported by Interstate       Partnership's Financial Statements

        Total           Total
        Hotel           House           Partnership     Partnership
        Sales           Profit*         Income**        Net Loss***

1993    $12,996,520     $2,538,312      $13,070,254     $(767,542)
1994    $13,186,812     $3,386,612      $13,244,227     $(245,012)
%
Change         1.5%          33.4%             1.3%            68%


        * House profit is the Hotel's operating profit prior to the payments made for certain other items including property taxes, insurance, ground rent, equipment leases, Partnership general and administrative expenses and the funding of the reserve account established for furniture, fixtures and equipment.

        **      Total Partnership income includes Hotel revenues, interest income and other income.

        ***     Partnership net loss consists of operating loss, interest
        income and other income, less interest expense.

The Partnership's results of operations improved significantly in 1994 relative to 1993, primarily due to an increase in total revenues and lower departmental expenses, including rooms, food and beverage, telephone and other departments. Please refer to the accompanying financial statements for more detail concerning the Partnership's financial results.

     Selected Financial Data
Selected Partnership financial data for the years ended December 31, 1994, 1993, 1992, 1991 and 1990 are shown below. This data should be read in conjunction with the Partnership's financial statements included in this report.

                  1994        1993        1992         1991         1990

Rental Income(1)  $        -  $        -  $         -  $         -  $ 1,415,224

Departmental
Income(1)           6,985,451   6,353,439    6,441,853    6,588,024 $         -

Partnership
net loss             (245,012)   (767,542)  (2,956,338)  (4,072,561) (3,618,496)

Net loss
per limited
partnership
unit(2)                  (.03)       (.09)        (.36)        (.50)       (.44)

Cash
distributions
declared per
unit(3)                     -           -          .14          .20         .29

Total Assets
at December 31     48,366,331  48,680,580   49,853,208   52,366,837  56,093,436


     (1) From the Partnership's inception through January 3, 1991, rental income was recognized under net lease agreements with the original tenants and Kentucky Hospitality Employer ("KHE"), the subsequent property subtenant and a wholly-owned subsidiary of Radisson Hotels International. Due to the termination of the KHE lease on January 3, 1991, the operating results of the Property are now recognized directly on the Partnership's income statement. As a result, the statements of operations for the years following December 31, 1990 are not comparable with prior years.

(2)	There are 6,975,000 units outstanding.

(3)     Of the cash distributions declared in 1990, $.23 per unit were paid
from the Settlement Fund.  For 1991 and 1992, all cash      distributions were
paid from the Settlement Fund.
   Balance Sheets December 31, 1994 and 1993

Financial Statements

Assets                                  1994            1993

Real estate, at cost (note 2):
        Building                        $47,975,974     $47,975,974
        Furniture, fixtures
        and equipment                    12,112,578      12,010,920
        Leasehold
        improvements                      3,333,141       3,333,141

                                         63,421,693      63,320,035
        Less accumulated
        depreciation and
        amortization                     19,410,825      17,730,553

                                         44,010,868      45,589,482

Cash                                      2,797,178       2,183,410
Restricted cash                             270,489               -
Accounts receivable                         906,721         565,945
Prepaid and other assets                    381,075         341,743

            Total Assets                $48,366,331     $48,680,580


Liabilities and Partners' Capital

Liabilities:
        Accounts payable and
        accrued liabilities             $ 1,291,771     $ 1,623,653
        Due to affiliates (note 3)        2,121,394       1,858,749

                Total Liabilities         3,413,165       3,482,402

Partners' Capital (Deficit):
        General Partner                  (1,809,793)     (1,773,041)
        Limited Partners
        (6,975,000 limited
        partnership units
        authorized, issued
        and outstanding)                 46,762,959      46,971,219

        Total Partners' Capital          44,953,166      45,198,178

        Total Liabilities
        and Partners' Capital           $48,366,331     $48,680,580



Statement of Partners' Capital (Deficit)
For the years ended December 31, 1994, 1993 and 1992

                        Limited         General         Total
			Partners'	Partner's	Partners'

Balance at
December 31, 1991       $50,136,517     $(1,214,459)    $48,922,058
Net loss                 (2,512,887)       (443,451)     (2,956,338)

Balance at
December 31, 1992        47,623,630      (1,657,910)     45,965,720
Net loss                   (652,411)       (115,131)       (767,542)

Balance at
December 31, 1993        46,971,219      (1,773,041)     45,198,178
Net loss                   (208,260)        (36,752)       (245,012)

Balance at
December 31, 1994       $46,762,959     $(1,809,793)    $44,953,166

Statements of Operations
For the years ended December 31, 1994, 1993 and 1992

Hotel Revenues          1994            1993            1992

Rooms (note 5)          $ 8,301,912     $ 7,946,307     $ 7,870,415
Food and beverage         4,250,324       4,358,632       4,455,614
Telephone                   485,629         412,017         436,134
Other                       148,947         279,564         420,869

   Total Revenues        13,186,812      12,996,520      13,183,032

Departmental Expenses

Rooms                     2,356,431       2,356,764       2,329,429
Food and beverage         3,494,320       3,708,418       3,700,686
Telephone                   314,893         344,880         359,650
Other                        35,717         233,019         351,414

   Total Expenses         6,201,361       6,643,081       6,741,179

Departmental income       6,985,451       6,353,439       6,441,853

Unallocated Partnership
and Hotel Operating
Expenses

Advertising and sales       596,360         690,698         694,821
General
and administrative:
        Hotel and other   1,875,222       1,795,386       2,428,873
        Partnership         455,690         492,387         628,106
Utilities and
maintenance               1,184,477       1,104,860       1,193,744
Ground rent (note 4)        623,457         619,458         568,841
Management fees (note 5)    304,261         302,037         272,431
Property taxes              417,494         429,215         418,718
Operating leases            150,645          85,259         134,596
Depreciation and
amortization              1,680,272       1,635,295       3,409,293

                          7,287,878       7,154,595       9,749,423

Operating loss             (302,427)       (801,156)     (3,307,570)

Other Income (Expense)

Interest income              54,435          38,435          59,648
Other income, net (note 4)    2,980          35,299         340,298
Interest expense (note 4)         -         (40,120)        (48,714)

                             57,415          33,614         351,232

            Net Loss    $  (245,012)    $  (767,542)    $(2,956,338)

Net Loss Allocated

To the General Partner  $   (36,752)    $  (115,131)    $  (443,451)
To the Limited Partners    (208,260)       (652,411)     (2,512,887)

                        $  (245,012)    $  (767,542)    $(2,956,338)


Net Loss
Per limited
partnership unit
(6,975,000
outstanding)            $      (.03)    $      (.09)    $      (.36)

Statements of Cash Flows
For the years ended December 31, 1994, 1993 and 1992

Cash Flows from
Operating Activities:   1994            1993            1992

Net loss                $ (245,012)     $ (767,542)     $(2,956,338)
Adjustments to
reconcile net loss
to net cash
provided by
operating activities:
   Depreciation and
   amortization          1,680,272       1,635,295        3,409,293
   Increase (decrease)
   in cash arising
   from changes
   in operating
   assets and
   liabilities:
    Accounts
    receivable            (340,776)        538,359           (1,972)
    Prepaid and
    other assets           (39,332)        (37,479)          75,593
    Accounts payable
    and accrued
    liabilities           (331,882)       (251,244)         264,602
    Due to affiliates      262,645         214,734          245,865

Net cash
provided by
operating
activities                 985,915       1,332,123        1,037,043

Cash Flows
from Investing
Activities:

   Restricted cash, net   (270,489)        314,985          (37,693)
   Additions to
   real estate            (101,658)       (571,012)        (983,655)

Net cash used
for investing
activities                (372,147)       (256,027)      (1,021,348)

Cash Flows from
Financing Activities:

   Due to Radisson/
   Carlson Group                  -       (368,576)         (67,758)

Net cash used
for financing
activities                        -       (368,576)         (67,758)

Net increase
(decrease) in cash          613,768        707,520          (52,063)
Cash at beginning
of period                 2,183,410      1,475,890        1,527,953

Cash at end of period   $ 2,797,178     $2,183,410      $ 1,475,890

Supplemental Disclosure
of Cash Flow
Information:

Cash paid during
the period for
interest                $         -     $   40,120      $    48,714



Notes to Financial Statements
December 31, 1994, 1993 and 1992

1. Organization and Partnership Agreement
Manhattan Beach Hotel Partners, L.P. (the "Partnership") formerly Shearson California Radisson Plaza Partners, L.P. (see below), a Delaware limited partnership, was organized on September 8, 1987 under the laws of the State of Delaware for the purpose of acquiring, owning, leasing or operating, and eventually selling the Radisson Plaza Hotel and Golf Course (the "Property"). The Partnership purchased the Property on December 1, 1987 for $56,500,000. The Partnership will terminate on December 31, 2037, or earlier, in accordance with the terms of the Partnership Agreement.

The general partner of the Partnership is Manhattan Beach Commercial Properties III, Inc., (the "General Partner"), formerly Shearson Lehman Commercial Properties III, Inc. (see below), a Delaware corporation and a wholly-owned subsidiary of DA Group Holdings, Inc. (the "Group"), formerly Shearson Lehman Brothers Group Inc. The original limited partner of the Partnership was Shearson Lehman Commercial Properties Depositary III, Inc. (the "Assignor Limited Partner"), a Delaware corporation and a wholly-owned subsidiary of the Group.

On July 31, 1993, Shearson Lehman Brothers Inc. sold certain of its domestic retail brokerage and asset management businesses to Smith Barney, Harris Upham & Co. Incorporated ("Smith Barney"). Subsequent to the sale, Shearson changed its name to Lehman Brothers Inc. ("Lehman"). The transaction did not affect the ownership of the General Partner. However, the assets acquired by Smith Barney included the name "Shearson." Consequently, effective October 21, 1993, the Shearson Lehman Commercial Properties III, Inc. General Partner changed its name to Manhattan Beach Commercial Properties III, Inc., and effective December 2, 1993, the Partnership changed its name to Manhattan Beach Hotel Partners, L.P.

Prior to the admission of public investors as Limited Partners, the Partnership's losses were allocated 99% to the Assignor Limited Partner and 1% to the General Partner. Upon admission of public investors, the Assignor Limited Partner assigned its rights of ownership to the purchasers of Limited Partnership interests.

During the year ended December 31, 1988, the Partnership, on behalf of the Assignor Limited Partner, sold 6,975,000 depositary units representing gross capital contributions of $69,750,000. Net proceeds to the Partnership amounted to approximately $62,937,000 after deduction of offering costs and selling commissions. The proceeds of the public offering were utilized to pay off the promissory note secured by the all-inclusive deed of trust.

Upon the admission of the Limited Partners, the following provisions of the Partnership Agreement became effective.

Under the terms of the Partnership Agreement, the Partnership's net cash flow from operations, as defined, will be distributed 99% to the Limited Partners and 1% to the General Partner until the sum of the amounts distributed equals the preferred return. The preferred return is a cumulative 12% return per annum of the Limited Partners' adjusted capital contribution, as defined, accruing on a cumulative but noncompounding basis. Thereafter, the Partnership's cash flow from operations will be distributed 85% to the Limited Partners and 15% to the General Partner.

In general, the Partnership Agreement provides that all income and gain will be allocated first to those partners with negative capital accounts, as defined, until no partner has a negative capital account; then 99% to the Limited Partners and 1% to the General Partner to the extent the Limited Partners' adjusted capital contributions exceed their capital accounts; then to the General Partner to the extent it has received a 15% distribution of net cash flow; then 99% to the Limited Partners and 1% to the General Partner until the Limited Partners have been allocated an amount equal to the preferred return, as defined; and then 85% to the Limited Partners and 15% to the General Partner. In general, losses will be allocated 85% to Limited Partners and 15% to the General Partner until the sum of cumulative losses equals the sum of cumulative distributions, and then 99% to the Limited Partners and 1% to the General Partner.

Net proceeds from a sale or refinancing of the Partnership's assets will be distributed 99% to the Limited Partners and 1% to the General Partner until each Limited Partner has received an amount equal to any unpaid cumulative return and their unrecovered capital, as defined. Thereafter, such net proceeds will be distributed 99% to the Limited Partners and 1% to the General Partner until each Limited Partner's adjusted capital contribution equals zero. In conjunction with the Settlement discussed in Note 7, any remaining net proceeds will be allocated and distributed 95% to the Limited Partners and 5% to the General Partner.

2. Significant Accounting Policies

Real Estate Depreciation. Real estate investments, which consist of a building and furniture, fixtures and equipment, are recorded at the lower of cost less accumulated depreciation, or net realizable value. Cost includes the initial purchase price of the property plus closing costs, acquisition and legal fees and capital improvements. Depreciation of the real property is computed using the straight-line method based on the estimated useful life of 40 years. Depreciation of the personal property is computed using the straight-line method over an estimated useful life of five years. Leasehold improvements are amortized over the remaining life of the ground lease using the straight-line method.

When building and personal property are sold or otherwise disposed of, when required, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations.

The current estimated market value of the hotel real estate investments as of December 31, 1994 has increased somewhat from prior years. The increase can be attributed to a general strengthening of the economy nationally and the hotel industry in particular. Although increased, the current market value remains lower than what management expects over the longer-term holding period for these investments. The hotel real estate investments will be carried at cost less accumulated depreciation until management believes there is a permanent impairment in value, in which case a provision to write down real estate to net realizable value will be charged against income.

Income Taxes. No income tax provision (benefit) has been recorded on the books of the Partnership, as the respective shares of taxable income (loss) are reportable by the partners on their individual tax returns.

For income tax purposes, the admission of Public Limited Partners on May 26, 1988 to the Partnership was treated as a deemed sale of the Assignor Limited Partner's interest in accordance with the provision of Section 708(b)(1)(B) of the Internal Revenue Code. The carrying values of the assets and related capital accounts have been increased by the Limited Partners' interest for tax purposes. There has been no readjustment of the carrying values of the assets for financial reporting purposes.

Concentration of Credit Risk. Financial instruments which potentially subject the Partnership to a concentration of credit risk principally consist of cash in excess of the financial institutions' insurance limits. The Partnership invests available cash with high credit quality financial institutions.

Reclassifications. Certain prior year amounts have been reclassified in order to conform to the current year's presentation.

3. Transactions with Related Parties
Per the terms of the Partnership Agreement, the General Partner is entitled to receive a management oversight fee of $250,000 per year to cover costs incurred and time expended by the General Partner in overseeing the operator of the Property to ensure that operations and management are being conducted in the best interests of the Partnership and in accordance with the lease or management contract. For the years ended December 31, 1994, 1993 and 1992, a management fee in the amount of $250,000 has been accrued, but remains unpaid.

During 1989, certain legal and accounting fees were paid by the General Partner in connection with the restructuring of the lease (see Note 5). The costs have been deemed to be reimbursable by the Partnership. The total amount owed to the General Partner at December 31, 1994, 1993 and 1992 was $587,804.

Under the terms of the Partnership Agreement, the General Partner and its affiliates provide ongoing administrative, accounting and investor relation services to the Partnership. Costs of such services were $60,666, $79,663, and $67,065 for the years ended December 31, 1994, 1993 and 1992, respectively.

Upon sale of the Property, the General Partner may receive a brokerage commission equal to 3% of the sales price less any amounts payable as commissions to unaffiliated third parties.

Cash. Cash reflected on the Partnership's balance sheet at December 31, 1994 was on deposit with an affiliate of the General Partner. Cash reflected on the Partnership's balance sheet at December 31, 1993 was on deposit with an unaffiliated party.

4. Real Estate Investments
On December 1, 1987, the Partnership acquired the Radisson Plaza Hotel and Golf Course (the "Property"), a seven-story, 384-room, 287,965 square foot commercial hotel and nine-hole executive golf course located on a 26.3 acre site in the City of Manhattan Beach, Los Angeles County, California (the "City"). A 166,382 square foot, 600-space parking garage is also part of the Property. Construction of the Property was substantially completed in January 1987, and its final certificate of occupancy was issued on March 17, 1987. The land upon which the Property is situated was leased to the seller by the City pursuant to a ground lease (the "Ground Lease") entered into on March 1, 1983 for an initial term of 50 years. The term is renewable for successive periods of 25 and 24 years.

Minimum ground lease payments for each of the next five years ending December 31, and thereafter, are as follows:


        1995        $   400,000
        1996            400,000
        1997            400,000
        1998            400,000
        1999            400,000
        Thereafter   13,266,667

        Total       $15,266,667


In addition to the minimum ground lease payments, the lease provides for additional rents based upon percentages, ranging from 2.5% to 6.25%, as applied to the Hotel's various revenue. Percentage rent is only applicable to the extent that the total of such percentages exceeds the minimum annual rent.
Such excess lease payments amounted to $223,457, $219,458 and $168,841 in 1994, 1993 and 1992, respectively.

The Property is operated subject to a license agreement with Radisson Hotels International, Inc. ("Radisson"). Under the terms of a 1991 amended and restated agreement, the Partnership reaffirmed its obligation to pay deferred fees of $582,360, in 60 monthly payments of $9,706, commencing in January 1992. As the agreement does not provide for interest, the payments have been discounted using the Partnership's estimated cost of borrowing and charged against other income. Additionally, the amendment reduces the license fees from 6.5% to 4.25% of room revenue, effective June 15, 1991. In December of 1993 the Partnership executed an agreement with Radisson Hotels International whereby the Partnership paid $292,000 to settle the remaining outstanding balance of deferred fees.

The golf course is operated by a third party in accordance with an operating lease agreement entered into on December 12, 1986 which the Partnership assumed upon its purchase of the Hotel. The agreement has a term of 10 years and provides for rents payable to the Partnership ranging from 2% to 5% of gross revenues during the term of the agreement.

During 1993, the Partnership entered into third party operating lease agreements for the parking garage and gift shop.

5. Hotel Lease
The Partnership entered into a management agreement with Manhattan Beach Management Company (the "Management Company"), an affiliate of Interstate Hotels Corporation, to manage and operate the hotel. The term of the agreement commenced on January 3, 1991 and will continue through January 3, 1997. The agreement provides for management fees of 1.75% of gross revenues with an incentive fee calculated based upon a percentage, ranging from 10% to 17.5%, of operating profits in excess of $1,500,000. The Partnership is responsible for operating deficits and has committed to advance funds to the hotel so as to maintain cash at $300,000.

6. Reconciliation of Financial Statement Net Loss and Partners' Capital to Federal Income Tax Basis Net Loss and Partners' Capital

                        1994            1993            1992

Financial statement
net loss                $  (245,012)    $  (767,542)    $ (2,956,338)
Tax basis depreciation
over financial
statement depreciation   (1,158,551)     (1,296,211)               -
Excess financial
depreciation over
tax basis depreciation            -               -          543,193
Reversal of prior
year insurance accrual            -        (228,515)               -
Other                       (99,769)        (83,038)         (80,311)

Federal income tax
basis net loss          $(1,503,332)    $(2,375,306)    $ (2,493,456)


Financial statement
partners' capital       $44,953,166     $45,198,178     $45,965,720
Current year
financial statement
net loss over
federal income
tax basis net loss       (1,258,320)     (1,607,764)        462,882
Cumulative financial
statement net loss
over federal income
tax basis net loss        6,594,694       8,202,458       7,739,576

Federal income tax
basis partners' capital $50,289,540     $51,792,872     $54,168,178

Because many types of transactions are susceptible to varying interpretations under Federal and state income tax laws and regulations, the amounts reported above may be subject to change at a later date upon final determination by the taxing authorities.

7. Litigation
In May 1990, Shearson Lehman Hutton Inc. ("SLH"), the Partnership and the other defendants affiliated with them, reached an agreement to settle three class action lawsuits (the "Settlement") seeking damages or other relief allegedly arising out of the formation of the Partnership and the sale of units in it. The Settlement provided for a payment of $5.5 million by SLH into a fund (the "Settlement Fund") which became the property of the settlement class (the "Settlement Class") and was used to supplement distributions to the Settlement Class over a period of three years and pay class action attorney fees, costs and expenses of $1,442,450. Forty percent of the balance of the Settlement Fund, which remained after the payment of attorney fees, costs and expenses, was paid out as cash distributions for 1990, 35% was paid out for 1991, and the remaining 25% was distributed in 1992. Additionally, the General Partner agreed to give up two-thirds of its 15% interest in the proceeds from a sale of the Property.

As a result of the removal of the Original Tenants as operators of the Property and the termination of a number of equipment leasing arrangements previously entered into by the Original Tenants, a lawsuit related to the replacement of the telephone system has been filed naming the Partnership, among others, as a defendant. The suit, entitled Communication Facility Management Corporation
(CFMC) vs. Manhattan Beach Hotel Partners, L.P., et al, was filed in June 1990 in Los Angeles Superior Court. On November 7, 1994 the Los Angeles Superior Court executed a formal dismissal order. CFMC subsequently filed a motion to vacate the dismissal which was denied by the court on February 28, 1995.

8. Self-insurance
Commencing January 3, 1991, the Hotel operator began providing a self-insurance program of health coverage for its employees. The program was administered by an outside party that processed the claims and submitted monthly statements to the Hotel. Through a reinsurance liability insurance policy, the Hotel was covered for claims in excess of approximately $20,000 per employee per year. Included in the accompanying statements of operations is related expenses of approximately $460,000 in 1992. The self-insurance program was terminated on June 30, 1992 and was replaced with standard benefits coverage through a third party provider. The Partnership has an obligation of $0 and $203,875 to the Hotel operator at December 31, 1994 and 1993, respectively and is included in accounts payable and accrued expenses on the accompanying balance sheet.

Report of Independent Accountants

To the Partners of Manhattan Beach Hotel Partners, L.P.:

We have audited the accompanying balance sheets of Manhattan Beach Hotel Partners, L.P. (formerly Shearson California Radisson Plaza Partners, L.P.), a Delaware limited partnership, as of December 31, 1994 and 1993, and the related statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Manhattan Beach Hotel Partners, L.P. as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.


COOPERS & LYBRAND L.L.P.

Hartford, Connecticut
February 28, 1995

Report of Independent Accountants

To the Partners of
Manhattan Beach Hotel Partners, L.P.:

Our report on the financial statements of Manhattan Beach Hotel Partners, L.P. (formerly Shearson California Radisson Plaza Partners, L.P.), a Delaware Limited Partnership, has been incorporated by reference in this Form 10-K from the Annual Report to Unitholders of Manhattan Beach Hotel Partners, L.P. for the year ended December 31, 1994. In connection with our audit of such financial statements, we have also audited the related financial statement schedule listed in the index of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements as a whole, presents fairly, in all material respects, the information required to be included herein.


COOPERS & LYBRAND L.L.P.

Hartford, Connecticut
February 28, 1995

MANHATTAN BEACH HOTEL PARTNERS LIMITED PARTNERSHIP
Schedule III - Real Estate and Accumulated Depreciation

	December 31, 1994


                                                        Cost Capitalized
                                                        Subsequent
			Initial Cost to Partnership	To Acquisition



                                        Buildings and   Buildings and
Description	Encumbrances	Land	Improvements	Improvements


Hotel Complex,
Manhattan
Beach, CA       $          -    $  -    $56,500,000     $ 6,921,693


                $          -    $  -    $56,500,000     $ 6,921,693




MANHATTAN BEACH HOTEL PARTNERS LIMITED PARTNERSHIP
Schedule III - Real Estate and Accumulated Depreciation (cont.)

December 31, 1994




                Gross Amount at Which Carried at Close of Period


                        Buildings and                   Accumulated
Description     Land    Improvements    Total           Depreciation


Hotel Complex
Manhattan
Beach, CA       $  -    $63,421,693     $63,421,693     $19,410,825


                $  -    $63,421,693     $63,421,693     $19,410,825


                                                 (1)             (2)

MANHATTAN BEACH HOTEL PARTNERS LIMITED PARTNERSHIP
Schedule III - Real Estate and Accumulated Depreciation

December 31, 1994


                                                Life on which
                                                Depreciation
                                                in Latest
                Date of         Date            Income Statements
Description	Construction	Acquired	is Computed


Hotel Complex,
Manhattan
Beach, CA       1987            12/01/87        (3)




(1) The aggregate cost for financial reporting and Federal income tax purposes is $64,284,152.

(2) The amount of accumulated depreciation for Federal income tax purposes is $20,890,376.

(3)  Buildings and improvements - 40 years; personal property - 5 years.

A reconciliation of the carrying amount of real estate and accumulated depreciation for the years ended December 31, 1994, 1993 and 1992:

Real Estate investments:        1994            1993            1992

Beginning of year               $63,320,035     $62,749,023     $61,765,368
Acquistions                         101,658         571,012         983,655

End of year                     $63,421,693     $63,320,035     $62,749,023


Accumulated Depreciation:

Beginning of year               $17,730,553     $16,095,571     $12,710,622
Depreciation expense              1,680,272       1,634,982       3,384,949

End of year                     $19,410,825     $17,730,553     $16,095,571