Form 10-Q
period 1995-03-30
MANHATTAN BEACH HOTEL PARTNERS LP
filed 1995-05-12
CIK 822026

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C. 20549
	FORM 10-Q



(Mark One)
X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995



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



	INDEX



                                                                        Page No.
PART I	FINANCIAL INFORMATION

	Item 1.	Financial Statements

        Balance Sheets at March 31, 1995 and December 31, 1994          3

        Statement of Partners' Capital (Deficit) for the three
        months ended March 31, 1995                                     3

        Statements of Operations for the three months ended
        March 31, 1995 and 1994                                         4

        Statements of Cash Flows for the three months ended
        March 31, 1995 and 1994                                         5

        Notes to the Financial Statements                               6

        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                     7


PART II	OTHER INFORMATION

        Items 1-6                                                       9

        Signatures                                                      10

Balance Sheets


                                        March 31,       December 31,
Assets                                  1995            1994

Real estate, at cost:
 Building                               $47,975,974     $47,975,974
 Furniture, fixtures and equipment        2,051,355       1,972,493
 Leasehold improvements                   3,333,141       3,333,141

                                         53,360,470      53,281,608
Less accumulated depreciation
and amortization                         (9,696,843)     (9,270,740)

                                         43,663,627      44,010,868

Cash                                      2,939,279       2,797,178
Restricted cash                             327,418         270,489
Accounts receivable                       1,017,361         906,721
Prepaid and other assets                    382,943         381,075

                Total Assets            $48,330,628     $48,366,331


Liabilities and Partners' Capital

Liabilities:
        Accounts payable and
        accrued liabilities             $ 1,287,160     $ 1,291,771
        Due to affiliates                 2,182,355       2,121,394

                Total Liabilities         3,469,515       3,413,165

Partners' Capital (Deficit):
        General Partner                  (1,823,601)     (1,809,793)
        Limited Partners (6,975,000
        limited partnership units
        authorized, issued and
        outstanding)                     46,684,714      46,762,959

                Total Partners' Capital  44,861,113      44,953,166

                Total Liabilities and
                Partners' Capital       $48,330,628     $48,366,331




Statement of Partners' Capital (Deficit)
For the three months ended March 31, 1995

                                Limited         General
                                Partners        Partner         Total

Balance at December 31, 1994    $46,762,959     $(1,809,793)    $44,953,166
Net loss                            (78,245)        (13,808)        (92,053)

Balance at March 31, 1995       $46,684,714     $(1,823,601)    $44,861,113


Statements of Operations
For the three months ended March 31, 1995 and 1994

Hotel Revenues                          1995            1994

Rooms                                   $2,131,531      $1,907,309
Food and beverage                          970,527         856,810
Telephone                                  155,442         116,088
Other                                       31,420          25,342

        Total Revenues                   3,288,920       2,905,549

Departmental Expenses

Rooms                                      620,731         562,464
Food and beverage                          875,100         797,813
Telephone                                   79,537          79,902
Other                                       10,002           9,649

        Total Expenses                   1,585,370       1,449,828

Departmental income                      1,703,550       1,455,721


Unallocated Partnership
and Hotel Operating Expenses

Advertising and sales                      144,945         171,696
General and administrative:
   Hotel and other                         486,313         480,067
   Partnership                             117,814         108,198
Utilities and maintenance                  278,233         250,420
Ground rent                                154,987         138,864
Management fees                             85,690          60,525
Property taxes                              98,511          98,674
Operating leases                            37,216          12,883
Depreciation and amortization              426,103         419,833

                                         1,829,812       1,741,160

Operating loss                            (126,262)       (285,439)

Other Income:

Interest income                             33,509           9,102
Other income                                   700             815

                                            34,209           9,917

        Net Loss                        $  (92,053)     $ (275,522)

Net Loss Allocated:

To the General Partner                  $  (13,808)     $  (41,328)
To the Limited Partner                     (78,245)       (234,194)

                                        $  (92,053)     $ (275,522)

Per limited partnership unit
        (6,975,000 outstanding)              $(.01)          $(.03)

Statements of Cash Flows
For the three months ended March 31, 1995 and 1994

Cash Flows from Operating Activities:   1995            1994

Net loss                                $  (92,053)     $ (275,522)
Adjustments to reconcile net
loss to net cash provided by
(used for) operating activities:
        Depreciation and amortization      426,103         419,833
        Increase (decrease) in cash
        arising from changes
        in operating assets
        and liabilities:
             Accounts receivable          (110,640)       (327,408)
             Prepaid and other assets       (1,868)        (46,125)
             Accounts payable and
             accrued liabilities            (4,611)        (69,288)
             Due to affiliates              60,961          65,843

Net cash provided by (used for)
operating activities                       277,892        (232,667)

Cash Flows from Investing Activities:

        Restricted cash, net               (56,929)              -
        Additions to real estate           (78,862)        (31,375)

Net cash used for investing activities    (135,791)        (31,375)

Net increase (decrease) in cash            142,101        (264,042)
Cash at beginning of period              2,797,178       2,183,410

Cash at end of period                   $2,939,279      $1,919,368


Notes to the Financial Statements


The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1994 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1995 and the results of operations and cash flows for the three months ended March 31, 1995 and 1994 and the statement of changes in partners' capital (deficit) for the three months ended March 31, 1995. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified in order to conform to the current year's presentation.

No significant events have occurred subsequent to fiscal year 1994, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

At March 31, 1995, Manhattan Beach Hotel Partners, L.P. (the "Partnership") had cash of $2,939,279, including cash held at the Property for working capital. Cash increased by $142,101 from December 31, 1994 due to cash flow generated by operating activities which was partially offset by expenditures for fixed asset additions and funding of the restricted cash account. Such cash balances are expected to be sufficient to meet the anticipated cash requirements of the Partnership. Pursuant to the management agreement (the "Management Agreement") with Manhattan Beach Management Company, an affiliate of Interstate Hotel Corporation ("Interstate"), contributions to the FF&E reserve account will be made over time to protect and maintain the value of the Partnership's Hotel.

Accounts receivable increased to $1,017,361 at March 31, 1995, compared to $906,721 at December 31, 1994. Accounts payable and accrued liabilities decreased slightly to $1,287,160 at March 31, 1995, compared to $1,291,771 at December 31, 1994. The changes in both accounts receivable and accounts payable primarily are due to the timing of payments. Due to affiliates increased to $2,182,355 at March 31, 1995 compared to $2,121,394 at December 31, 1994, primarily due to the accrual of property management oversight fees.

Cash flow from operations was not sufficient in the first quarter of 1995 to pay a distribution from operating cash flow. Future distributions will be dependent on the results of operations of the Hotel and the level of net operating income available to the Partnership.

Results of Operations

For the three months ended March 31, 1995, the Partnership had a net loss of $92,053 compared to a net loss of $275,522 for the three months ended March 31, 1994. The improvement in 1995 primarily is due to an increase in departmental income, comprised of rooms, food and beverage, telephone and other departmental income, which was partially offset by an increase in unallocated Partnership and hotel operating expenses.

For the three months ended March 31, 1995, the Hotel generated departmental income of $1,703,550 compared to $1,455,721 for the corresponding period in 1994. The increase in departmental income for the 1995 period is a result of higher occupancy levels and room rates, which was partially offset by increased departmental expenses.

For the three months ended March 31, 1995, unallocated Partnership and Hotel operating expenses, including depreciation, were $1,829,812 compared to $1,741,160 for the corresponding period in 1994. The increase largely is due to an increase in utilities and maintenance, ground rent, management fees and operating lease expense for the period.

For the three months ended March 31, 1995, the Partnership generated $34,209 in total other income, compared to $9,917 for the corresponding period in 1994. The increase primarily is due to an increase in interest income from $9,102 in 1994 to $33,509 in 1995. The increase in interest income is due to higher cash balances maintained by the Partnership and higher interest rates in 1995.

The following charts summarize the Hotel's performance for the three months ended March 31 of the indicated years.

        -----Average Occupancy--        -----Average Room Rate--

	1995	1994	Variance	1995	1994	Variance

        81.2%   77.1%   4.1%            $76.80  $72.37  $4.43


        Total Hotel Sales-----------------------

        1995            1994            % Change

	$3,288,920	$2,905,549	13.2%


        Hotel House Profit----------------------

        1995            1994            % Change

	$823,993	$562,385	46.5%

House profit is the Hotel's operating profit prior to payments made for certain other items including, property taxes, insurance, ground rent, equipment leases, Partnership general and administrative expenses and the funding of the FF&E reserve account.


        Partnership Net Loss--------------------

        1995            1994            % Change

	($92,053)	($275,522)	(66.6%)



PART II	OTHER INFORMATION


Items 1-5	Not applicable

Item 6	Exhibits and reports on Form 8-K.

	(a)	Exhibits - None

        (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 1995.



	SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                MANHATTAN BEACH HOTEL PARTNERS, L.P.

                        BY: MANHATTAN BEACH COMMERCIAL PROPERTIES III INC. General Partner



Date:   May 12, 1995
                        BY:     /s/Jeffrey C. Carter
                        Name:   Jeffrey C. Carter
                        Title:  Director, President and
                                Chief Financial Officer