Form 10-Q
period 1995-06-30
MANHATTAN BEACH HOTEL PARTNERS LP
filed 1995-08-11
CIK 822026

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q



(Mark One) X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to


Commission file number: 33-17274


                      MANHATTAN BEACH HOTEL PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)


           Delaware                                       95-4201183

    (State or other jurisdiction of                   (I.R.S. Employer
     Incorporation or organization)                  identification No.)

 3 World Financial Center, 29th Floor, NY, NY
 ATTN: Andre Anderson                                     10285

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




Balance Sheets


                                                      June 30,     December 31,
Assets                                                   1995             1994
Real estate, at cost:
  Building                                      $  47,975,974    $  47,975,974
  Furniture, fixtures and equipment                 2,296,218        1,972,493
  Leasehold improvements                            3,333,141        3,333,141

                                                   53,605,333       53,281,608
Less accumulated depreciation and amortization    (10,131,039)      (9,270,740)

                                                   43,474,294       44,010,868

Cash                                                3,554,063        2,797,178
Restricted cash                                       234,245          270,489
Accounts receivable                                   887,931          906,721
Prepaid and other assets                              360,075          381,075

    Total Assets                                $  48,510,608    $  48,366,331

Liabilities and Partners' Capital
Liabilities:
  Accounts payable and accrued liabilities      $   1,390,006    $   1,291,771
  Due to affiliates                                 2,245,053        2,121,394

    Total Liabilities                               3,635,059        3,413,165

Partners' Capital (Deficit):
  General Partner                                  (1,821,436)      (1,809,793)
  Limited Partners (6,975,000 limited
  partnership units authorized, issued and
  outstanding)                                     46,696,985       46,762,959

    Total Partners' Capital                        44,875,549       44,953,166

    Total Liabilities and Partners' Capital     $  48,510,608    $  48,366,331





Statement of Partners' Capital (Deficit)
For the six months ended June 30, 1995

                                            Limited       General
                                           Partners       Partner         Total

Balance at December 31, 1994           $ 46,762,959  $ (1,809,793) $ 44,953,166
Net loss                                    (65,974)      (11,643)      (77,617)

Balance at June 30, 1995               $ 46,696,985  $ (1,821,436) $ 44,875,549



Statements of Operations

                                   Three months ended         Six months ended
                                         June 30,                  June 30,
Hotel Revenues                      1995         1994         1995         1994

Rooms                        $ 2,161,893  $ 2,073,903  $ 4,293,424  $ 3,981,212
Food and beverage              1,139,027    1,094,121    2,109,554    1,950,931
Telephone                        162,464      125,286      317,906      241,374
Other                             29,537       33,201       60,957       58,543

  Total Revenues               3,492,921    3,326,511    6,781,841    6,232,060

Departmental Expenses

Rooms                            606,859      606,575    1,227,590    1,169,039
Food and beverage                895,657      898,676    1,770,757    1,696,489
Telephone                         82,907       83,371      162,444      163,273
Other                             10,746        9,812       20,748       19,461

  Total Expenses               1,596,169    1,598,434    3,181,539    3,048,262

Departmental income            1,896,752    1,728,077    3,600,302    3,183,798


Unallocated Partnership and Hotel Operating Expenses

Advertising and sales            132,308      146,915      277,253      318,611
General and administrative:
  Hotel and other                511,113      445,348      997,426      925,415
  Partnership                    159,371      121,866      277,185      230,063
Utilities and maintenance        298,039      305,091      576,272      555,511
Ground rent                      160,124      156,385      315,111      295,249
Management fees                  104,476       84,260      190,166      144,786
Property taxes                    89,111      110,930      187,622      209,604
Operating leases                  36,786       62,261       74,002       75,144
Depreciation and amortization    434,196      418,797      860,299      838,630

                               1,925,524    1,851,853    3,755,336    3,593,013

Operating loss                   (28,772)    (123,776)    (155,034)    (409,215)

Other Income:

Interest income                   40,395        9,821       73,904       18,923
Other income                       2,813          605        3,513        1,420

                                  43,208       10,426       77,417       20,343

        Net Income (Loss)    $    14,436  $  (113,350) $   (77,617) $  (388,872)

Net Income (Loss) Allocated:

To the General Partner       $     2,165  $   (17,003) $   (11,643) $   (58,331)
To the Limited Partners           12,271      (96,347)     (65,974)    (330,541)

                             $    14,436  $  (113,350) $   (77,617) $  (388,872)

Per limited partnership unit
(6,975,000 outstanding)             $.01        $(.01)       $(.01)       $(.05)




Statements of Cash Flows
For the six months ended June 30, 1995 and 1994

Cash Flows from Operating Activities:                      1995           1994

Net loss                                           $    (77,617)  $   (388,872)
Adjustments to reconcile net loss to
net cash provided by operating activities:
  Depreciation and amortization                         860,299        838,630
  Increase (decrease) in cash arising from changes
  in operating assets and liabilities:
    Restricted cash                                    (287,481)      (157,789)
    Accounts receivable                                  18,790       (413,846)
    Prepaid and other assets                             21,000         (7,691)
    Accounts payable and accrued liabilities             98,235        (57,303)
    Due to affiliates                                   123,659        141,943

Net cash provided by (used for) operating activities    756,885        (44,928)

Cash Flows from Investing Activities:

  Proceeds from restricted cash                         323,725        157,789
  Additions to real estate                             (323,725)        (8,017)

Net cash provided by investing activities                     0        149,772

Net increase in cash                                    756,885        104,844
Cash at beginning of period                           2,797,178      2,183,410

Cash at end of period                              $  3,554,063   $  2,288,254




Notes to the Financial Statements


The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1994 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1995 and the results of operations and cash flows for the six months ended June 30, 1995 and 1994 and the statement of changes in partners' capital (deficit) for the six months ended June 30, 1995. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

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




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

At June 30, 1995, Manhattan Beach Hotel Partners, L.P. (the "Partnership") had cash of $3,554,063, including cash held at the Property for working capital. Cash increased by $756,885 from December 31, 1994 due to cash flow generated by operating activities. Such cash balances are expected to be sufficient to meet the anticipated cash requirements of the Partnership. Pursuant to the management agreement (the "Management Agreement") with Manhattan Beach Management Company, an affiliate of Interstate Hotel Corporation ("Interstate"), contributions to the reserve account for furniture, fixtures and equipment ("FF&E") are made over time to protect and maintain the value of the Partnership's Hotel.

Accounts receivable decreased to $887,931 at June 30, 1995, compared to $906,721 at December 31, 1994. Accounts payable and accrued liabilities increased to $1,390,006 at June 30, 1995 compared to $1,291,771 at December 31, 1994. The changes in both accounts receivable and accounts payable primarily are due to the timing of payments. Due to affiliates increased to $2,245,053 at June 30, 1995 compared to $2,121,394 at December 31, 1994, primarily as a result of the accrual of property management oversight fees.

The General Partner will evaluate the Partnership's cash flow on an annual basis. Future distributions will be dependent on the results of operations of the Hotel and the level of net operating income available to the Partnership.

Results of Operations

For the three months ended June 30, 1995, the Partnership had net income of $14,436 compared to a net loss of $113,350 for the three months ended June 30, 1994. For the six months ended June 30, 1995, the Partnership had a net loss of $77,617 compared to a net loss of $388,872 for the six months ended June 30, 1994. The improvement in 1995 primarily is due to an increase in hotel revenues, which was partially offset by a smaller increase in unallocated Partnership and hotel operating expenses.

For the three and six months ended June 30, 1995, the Hotel generated departmental income of $1,896,752 and $3,600,302, respectively, compared to $1,728,077 and $3,183,798, respectively, for the corresponding periods in 1994. The increase in departmental income for the 1995 periods primarily is a result of higher room rates.

For the three and six months ended June 30, 1995, unallocated Partnership and Hotel operating expenses, including depreciation, were $1,925,524 and $3,755,336, respectively, compared to $1,851,853 and $3,593,013, respectively, for the corresponding periods in 1994. The increases primarily are a result of higher property insurance premiums at the Hotel, increased legal costs associated with the pending settlement of the lawsuit filed by Communication Facility Management Corporation and higher management fees due to higher Hotel sales and profits.

For the three and six months ended June 30, 1995, the Partnership generated $43,208 and $77,417, respectively, in total other income, compared to $10,426 and $20,343, respectively, for the corresponding periods in 1994. The increase primarily is due to an increase in interest income from $9,821 and $18,923 for the three and six months ended June 30, 1994, respectively, to $40,395 and $73,904, respectively, for the comparative periods in 1995. The increase in interest income is due to higher cash balances maintained by the Partnership and higher interest rates through June 1995.

The following charts summarize the Hotel's performance for the six months ended June 30 of the indicated years.

             Average Occupancy                       Average Room Rate

          1995    1994    Variance                1995    1994    Variance

         80.9%   82.2%      (1.3%)              $77.13  $70.43       $6.70


                               Total Hotel Sales

                        1995             1994       % Change

                 $ 6,781,841      $ 6,232,060           8.8%


                               Hotel House Profit

                        1995             1994       % Change

                 $ 1,805,650      $ 1,396,350          29.3%


House profit is the Hotel's operating profit prior to payments made for certain other items including property taxes, insurance, ground rent, equipment leases, Partnership general and administrative expenses and the funding of the FF&E reserve account.

                              Partnership Net Loss

                        1995             1994       % Change

                  ($ 77,617)      ($ 388,872)        (80.0%)





PART II       OTHER INFORMATION


Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K.

              (a)   Exhibits - None

              (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1995.





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



                                  MANHATTAN BEACH HOTEL PARTNERS, L.P.

                             BY: MANHATTAN BEACH COMMERCIAL PROPERTIES III INC. General Partner



Date:   August 11, 1995      BY:  /s/Jeffrey C. Carter
                           Name:  Jeffrey C. Carter
                          Title:  Director, President and Chief
                                  Financial Officer