Form 10-Q
period 1995-09-30
MANHATTAN BEACH HOTEL PARTNERS LP
filed 1995-11-14
CIK 822026

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q



(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934

For the quarterly period ended    September 30, 1995
                                ----------------------

OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to


Commission file number: 33-17274


                      MANHATTAN BEACH HOTEL PARTNERS, L.P.
                  -------------------------------------------
             (Exact name of registrant as specified in its charter)




           Delaware                                          95-4201183
-------------------------------                           ----------------
(State or other jurisdiction of                           (I.R.S. Employer
 Incorporation or organization)                          identification No.)

3 World Financial Center, 29th Floor, NY, NY
ATTN: Andre Anderson                                            10285
---------------------------------------                       --------
(Address of principal executive offices)                     (Zip code)

                                 (212) 526-3237
                     ---------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No


                                 --------------
                                 Balance Sheets
                                 --------------

                                                 September 30,      December 31,
Assets                                                   1995              1994
--------------------                               ----------        ----------
Real estate, at cost:
 Building                                         $47,975,974       $47,975,974
 Furniture, fixtures and equipment                  2,356,163         1,972,493
 Leasehold improvements                             3,333,141         3,333,141

                                                   53,665,278        53,281,608
Less accumulated depreciation and amortization    (10,567,518)       (9,270,740)

                                                   43,097,760        44,010,868

Cash                                                3,839,875         2,797,178
Restricted cash                                       287,639           270,489
Accounts receivable                                 1,117,134           906,721
Prepaid and other assets                              524,711           381,075

Total Assets                                      $48,867,119       $48,366,331


Liabilities and Partners' Capital
---------------------------------
Liabilities:
  Accounts payable and accrued liabilities        $ 1,378,508       $ 1,291,771
  Due to affiliates                                 2,343,252         2,121,394

Total Liabilities                                   3,721,760         3,413,165

Partners' Capital (Deficit):
  General Partner                                  (1,617,600)       (1,809,793)
  Limited Partners (6,975,000 limited partnership
  units authorized, issued and outstanding)        46,762,959        46,762,959

Total Partners' Capital                            45,145,359        44,953,166

Total Liabilities and Partners' Capital           $48,867,119       $48,366,331



                    ----------------------------------------
                    Statement of Partners' Capital (Deficit)
                  For the nine months ended September 30, 1995
                    ----------------------------------------
                                      Limited           General
                                     Partners           Partner           Total
                                   ----------        ----------      ----------
Balance at December 31, 1994      $46,762,959       $(1,809,793)    $44,953,166
Net income                                 --           192,193         192,193

Balance at September 30, 1995     $46,762,959       $(1,617,600)    $45,145,359


                            ------------------------
                            Statements of Operations
                            ------------------------

                                 Three months ended         Nine months ended
                                    September 30,             September 30,
Hotel Revenues                   1995         1994          1995         1994
--------------                ---------    ---------     ---------    ---------
Rooms                        $2,470,556   $2,307,591   $ 6,763,980   $6,288,803
Food and beverage             1,091,912    1,103,070     3,201,466    3,054,001
Telephone                       148,061      129,250       465,967      370,624
Other                            27,587       51,560        88,544      110,103

 Total Revenues               3,738,116    3,591,471    10,519,957    9,823,531

Departmental Expenses
---------------------
Rooms                           607,316      607,489     1,834,906    1,776,528
Food and beverage               860,820      854,663     2,631,577    2,551,152
Telephone                        85,877       77,034       248,321      240,307
Other                            11,522        7,897        32,270       27,358

 Total Expenses               1,565,535    1,547,083     4,747,074    4,595,345

Departmental income           2,172,581    2,044,388     5,772,883    5,228,186


Unallocated Partnership and Hotel Operating Expenses
----------------------------------------------------
Advertising and sales           136,757      145,363       414,010      463,974
General and administrative:
  Hotel and other               517,416      485,404     1,514,842    1,410,819
  Partnership                   116,457      110,844       393,642      340,907
Utilities and maintenance       315,878      362,534       892,150      918,045
Ground rent                     182,361      171,893       497,472      467,142
Management fees                 130,946      114,752       321,112      259,538
Property taxes                   99,339      106,652       286,961      316,256
Operating leases                 13,220       37,463        87,222      112,607
Depreciation and amortization   436,479      422,124     1,296,778    1,260,754

                              1,948,853    1,957,029     5,704,189    5,550,042

Operating income (loss)         223,728       87,359        68,694     (321,856)

Other Income:
---------------
Interest income                  44,902       11,829       118,806       30,752
Other income                      1,180          555         4,693        1,975

                                 46,082       12,384       123,499       32,727

Net Income (Loss)           $   269,810   $   99,743     $ 192,193   $ (289,129)

Net Income (Loss) Allocated:

To the General Partner      $   203,836   $   14,962     $ 192,193   $  (43,369)
To the Limited Partners          65,974       84,781            --     (245,760)

                            $   269,810   $   99,743     $ 192,193   $ (289,129)

Per limited partnership unit
  (6,975,000 outstanding)          $.01         $.01           $--        $(.04)


                            ------------------------
                            Statements of Cash Flows
             For the nine months ended September 30, 1995 and 1994
                            ------------------------

Cash Flows from Operating Activities:                        1995          1994
                                                        ---------     ---------
Net income (loss)                                      $  192,193    $ (289,129)
Adjustments to reconcile net income (loss) to net
cash provided by (used for) operating activities:
  Depreciation and amortization                         1,296,778     1,260,754
  Increase (decrease) in cash arising from changes
  in operating assets and liabilities:
    Restricted cash                                      (400,820)     (405,431)
    Accounts receivable                                  (210,413)     (501,712)
    Prepaid and other assets                             (143,636)     (179,552)
    Accounts payable and accrued liabilities               86,737      (304,125)
    Due to affiliates                                     221,858       188,500

Net cash provided by (used for) operating activities    1,042,697      (230,695)

Cash Flows from Investing Activities:

  Proceeds from restricted cash                           383,670       191,666
  Additions to real estate                               (383,670)      (16,041)

Net cash provided by investing activities                      --       175,625

Net increase (decrease) in cash                         1,042,697       (55,070)
Cash at beginning of period                             2,797,178     2,183,410

Cash at end of period                                  $3,839,875    $2,128,340


                       ---------------------------------
                       Notes to the Financial Statements
                       ---------------------------------

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1994 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1995 and the results of operations and cash flows for the nine months ended September 30, 1995 and 1994 and the statement of changes in partners' capital (deficit) for the nine months ended September 30, 1995. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified in order to conform to the current year's presentation.

No significant events have occurred subsequent to fiscal year 1994, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).


--------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------

Liquidity and Capital Resources
-------------------------------
At September 30, 1995, Manhattan Beach Hotel Partners, L.P. (the "Partnership") had cash of $3,839,875, including cash held at the Property for working capital. Cash increased by $1,042,697 from December 31, 1994 due to cash flow generated by operating activities. Such cash balances are expected to be sufficient to meet the anticipated cash requirements of the Partnership. Pursuant to the management agreement (the "Management Agreement") with Manhattan Beach Management Company, an affiliate of Interstate Hotel Corporation ("Interstate"), contributions to the reserve account for furniture, fixtures and equipment ("FF&E") are made over time to protect and maintain the value of the Partnership's Hotel. As of September 30, 1995, $287,639 was held in the cash reserve account for FF&E and is noted as "Restricted cash" on the Partnership's balance sheet.

Accounts receivable increased to $1,117,134 at September 30, 1995, compared to $906,721 at December 31, 1994. Accounts payable and accrued liabilities increased to $1,378,508 at September 30, 1995 compared to $1,291,771 at December 31, 1994. The changes in both accounts receivable and accounts payable primarily are due to the timing of payments. Due to affiliates increased to $2,343,252 at September 30, 1995, compared to $2,121,394 at December 31, 1994, primarily as a result of the accrual of property management oversight fees. Prepaid and other assets increased to $524,711 at September 30, 1995, compared to $381,075 at December 31, 1994, primarily due to the prepayment of general liability insurance coverage through May 1996.

Results of Operations
---------------------
For the three-month period ended September 30, 1995, the Partnership had net income of $269,810 compared to net income of $99,743 for the three-month period ended September 30, 1994. For the nine-month period ended September 30, 1995, the Partnership had net income of $192,193 compared to a net loss of $289,129 for the nine-month period ended September 30, 1994. The improvement for the three-month period in 1995 primarily is due to an increase in departmental income and other income, and a slight decrease in unallocated Partnership and hotel operating expenses. The improvement for the nine-month period in 1995 primarily is due to an increase in departmental income and other income, which was partially offset by an increase in unallocated Partnership and hotel operating expenses.

For the three and nine-month periods ended September 30, 1995, the Hotel generated departmental income of $2,172,581 and $5,772,883, respectively, compared to $2,044,388 and $5,228,186, respectively, for the corresponding periods in 1994. The increase in departmental income for the 1995 periods primarily is due to an increase in hotel revenues as a result of higher room rates, which was partially offset by an increase in departmental expenses for the periods.

For the three and nine-month periods ended September 30, 1995, unallocated Partnership and Hotel operating expenses, including depreciation, were $1,948,853 and $5,704,189, respectively, compared to $1,957,029 and $5,550,042, respectively, for the corresponding periods in 1994. The increase for the nine-month period primarily is a result of higher property insurance premiums at the Hotel, increased legal costs associated with the pending settlement of the lawsuit filed by Communication Facility Management Corporation and higher management fees due to increased Hotel sales and profits.

For the three and nine-month periods ended September 30, 1995, the Partnership generated $46,082 and $123,499, respectively, in total other income, compared to $12,384 and $32,727, respectively, for the corresponding periods in 1994. The increases primarily are due to increases in interest income from $11,829 and $30,752 for the three and nine-month periods ended September 30, 1994, respectively, to $44,902 and $118,806, respectively, for the comparative periods in 1995. The increases in interest income are due to higher cash balances maintained by the Partnership and higher interest rates in 1995.

The following charts summarize the Hotel's performance for the nine-month period ended September 30 of the indicated years.

             Average Occupancy                   Average Room Rate

         1995     1994    Variance         1995     1994    Variance
         -----    -----   ------          ------   ------   -------
         84.3%    85.4%   (1.1%)          $77.39   $70.96    $6.43

                               Total Hotel Sales

                         1995           1994      % Change
                      ----------      ---------   --------
                     $10,519,957     $9,823,531      7.1%

                               Hotel House Profit

                         1995           1994      % Change
                      ---------      ---------    --------
                     $3,042,206     $2,461,123      23.6%

House profit is the Hotel's operating profit prior to payments made for certain other items including property taxes, insurance, ground rent, equipment leases, Partnership general and administrative expenses and the funding of the FF&E reserve account.

                         Partnership Net Income (Loss)

                        1995        1994        % Change
                       -------    --------      --------
                      $192,193   ($289,129)      166%





                           -------------------------
                           PART II OTHER INFORMATION
                           -------------------------

Items 1-5	Not applicable

Item 6          Exhibits and reports on Form 8-K.

                (a)     Exhibits

                        (27) Financial Data Schedule

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1995.


                                   ----------
                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  MANHATTAN BEACH HOTEL PARTNERS, L.P.

                          BY: MANHATTAN BEACH COMMERCIAL PROPERTIES III INC. General Partner



Date:   November 14, 1995
                                  BY:     /s/Jeffrey C. Carter
                                  Name:   Jeffrey C. Carter
                                  Title:  Director, President and
                                          Chief Financial Officer