Form 10-K
period 1995-12-31
MANHATTAN BEACH HOTEL PARTNERS LP
filed 1996-03-29
CIK 822026

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (fee required)

	For the fiscal year ended December 31, 1995
OR

[   ]   TRANSITION PERIOD PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 (no fee required)

Commission file number:  33-17274


                      MANHATTAN BEACH HOTEL PARTNERS, L.P.
              Exact name of registrant as specified in its charter


           Delaware                                    95-4201183
State or other jurisdiction of              I.R.S. Employer Identification No.
incorporation or organization

ATTN:  Andre Anderson
3 World Financial Center, 29th Floor,
New York, New York                                       10285
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

Documents Incorporated by Reference:

Portions of Parts I, II, III and IV are incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1995, filed as an exhibit under Item 14.



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

The Hotel is operated subject to a license agreement with Radisson Hotels International, Inc. ("Radisson"). Information regarding Radisson is incorporated by reference to Note 5 "Real Estate Investments" of the Notes to the Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1995, filed as an exhibit under
Item 14. The Hotel is operated under a management agreement (the "Management Agreement") with Manhattan Beach Management Company, an affiliate of Interstate Hotels Corporation ("Interstate"). Details regarding the Management Agreement are incorporated by reference to Note 6 "Hotel Management Agreement" of the Notes to the Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1995, filed as an exhibit under
Item 14. The golf course is operated under a long-term operating agreement with Radisson Golf Course Company, Inc., an unaffiliated party.

Ground Lease. Information regarding the Ground Lease is incorporated by reference to Note 5 "Real Estate Investments" of the Notes to the Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1995, filed as an exhibit under Item 14.

The Management Agreement and Hotel Leases. Incorporated by reference to Note 6 "Hotel Management Agreement" of the Notes to the Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1995, filed as an exhibit under Item 14.

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

Competition

Competition and information with respect to market conditions in the area where the Partnership's Property is located is incorporated by reference to the section entitled Message to Investors of the Partnership's Annual Report to Unitholders for the year ended December 31, 1995, filed as an exhibit under
Item 14.

Employees

The Partnership's business is managed by the General Partner and the Partnership has no employees. The current hotel staff and other personnel are employees of Interstate. Information regarding Interstate is incorporated by reference to Note 6 "Hotel Management Agreement" of the Notes to Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1995, filed as an exhibit under Item 14.


Item 2.  The Property

Incorporated by reference to Note 5 "Real Estate Investments" of the Notes to Financial Statements and the Partnership's Annual Report to Unitholders for the year ended December 31, 1995, filed as an exhibit under Item 14.


Item 3.  Legal Proceedings

Incorporated by reference to Note 8 "Litigation" of the Notes to Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1995, filed as an exhibit under Item 14.


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

(b) Holders.  The number of Unitholders as of December 31, 1995 was 5,657.

(c) Dividends. No distributions were paid to Unitholders during the year ended December 31, 1995. A distribution in the amount of $1,395,000 or $0.20 per Unit was paid to limited partners on February 1, 1996. This distribution represents a one-time distribution of 1995 annual cash flow and surplus Partnership reserves, and does not indicate the reinstatement of regular cash distributions. The General Partner received a cash distribution of $14,091, representing its 1% share of the distribution paid February 1, 1996. No distributions were declared payable to the General Partner for the year ended December 31, 1994. Cumulative distributions paid to Unitholders since the Partnership's inception total $2.24 per Unit. This amount includes $0.57 per Unit paid to class member Unitholders (the "Settlement Class") pursuant to the settlement of class actions brought against Shearson Lehman Hutton Inc., the Partnership and other affiliated defendants (the "Settlement"). Such distributions were drawn from the settlement fund (the "Settlement Fund") established to pay such distributions to the Settlement Class. The Settlement Fund was exhausted with the payment of the fourth quarter 1992 distribution. The ability of the Partnership to make future distributions will be dependent upon the cash flow generated from Hotel operations and the adequacy of cash reserves which, in the future, will be evaluated on an annual basis. There can be no assurance that future cash flow will be sufficient to fund additional distributions.


Item 6.  Selected Financial Data

Incorporated by reference to the section entitled Financial Results Comparison of the Partnership's Annual Report to Unitholders for the year ended December 31, 1995, filed as an exhibit under Item 14.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Hotel's operations improved during 1995 as a result of strengthening conditions in the Los Angeles Airport hotel market. The Hotel is dependent primarily on business and leisure travel for its revenues. The improved profitability of the Hotel during the year is largely attributable to the 10.8% increase in average room rate, which was achieved as a result of management's efforts to reduce the volume of airline contracts and increase the number of business and group guests at higher rates.

At December 31, 1995, Manhattan Beach Hotel Partners, L.P. (the "Partnership") had cash and cash equivalents of $4,414,032, including cash held at the Property for working capital. Cash increased by $1,616,854 from December 31, 1994, due to cash flow generated by operating activities. Such cash balances are expected to be sufficient to meet the anticipated cash requirements for operations of the Partnership. Restricted cash decreased to $187,464 at December 31, 1995, compared to $270,489 at December 31, 1994. The decrease in 1995 is due to expenditures related to the completion of a soft goods renovation of the guest rooms. Pursuant to the management agreement (the "Management Agreement") with Manhattan Beach Management Company, an affiliate of Interstate Hotel Corporation ("Interstate"), contributions to the account for furniture, fixtures and equipment ("FF&E reserve account") will be made over time to protect and maintain the value of the Partnership's Hotel.

Accounts receivable increased to $992,941 at December 31, 1995 compared to $906,721 at December 31, 1994. Accounts payable and accrued liabilities increased to $1,309,672 at December 31, 1995 compared to $1,291,771 at December 31, 1994. The changes in both accounts receivable and accounts payable primarily are due to the timing of payments. Due to affiliates increased to $2,400,138 at December 31, 1995 from $2,121,394 at December 31, 1994, primarily due to the accrual of property management oversight fees for 1995.

A distribution in the amount of $1,395,000 or $0.20 per Unit was paid to limited partners on February 1, 1996. This distribution represents a one-time distribution of 1995 annual cash flow and surplus Partnership reserves, and does not indicate the reinstatement of regular cash distributions. The ability of the Partnership to make future distributions will be dependent upon the cash flow generated from Hotel operations and the adequacy of cash reserves which, in the future, will be evaluated on an annual basis. There can be no assurance that future cash flow will be sufficient to fund additional distributions.

On February 13, 1996, based upon, among other things, the advice of Partnership counsel, Skadden, Arps, Slate, Meagher & Flom, the General Partner adopted a resolution that states, among other things, if a Change of Control (as defined below) occurs, the General Partner may distribute the Partnership's cash balances not required for its ordinary course day-to-day operations. "Change of Control" means any purchase or offer to purchase more than 10% of the Units that is not approved in advance by the General Partner. In determining the amount of the distribution, the General Partner may take into account all material factors. In addition, the Partnership will not be obligated to make any distribution to any partner, and no partner will be entitled to receive any distribution, until the General Partner has declared the distribution and established a record date and distribution date for the distribution. The Partnership filed a Form 8-K disclosing this resolution on February 26, 1996.

Results of Operations

1995 versus 1994
For the year ended December 31, 1995, the Partnership had net income of $232,226, compared to a net loss of $245,012 for the year ended December 31, 1994. The improvement in 1995 primarily is due to an increase in Hotel Revenues, comprised of rooms, food and beverage, telephone and other departmental income and Partnership interest income which was partially offset by an increase in unallocated Hotel and Partnership operating expenses including depreciation.

For the year ended December 31, 1995, the Hotel generated departmental income of $7,618,135 compared to $6,985,451 for the year ended December 31, 1994. The 9.1% increase in departmental income in 1995 is due to a increase in total Hotel revenues as a result of higher room rates, higher food and beverage and telephone revenues, which was partially offset by a slight increase in departmental expenses.

For the year ended December 31, 1995, unallocated Hotel and Partnership operating expenses, including depreciation, were $7,564,513 compared to $7,287,878 for the corresponding period in 1994. The increase primarily is due to an increase in Hotel general and administrative expenses, which is largely attributable to higher property insurance premiums at the Hotel in 1995 relative to 1994. Also contributing to the increase were higher management fees, Partnership general and administrative expenses and depreciation and amortization costs. Management fees increased due to higher gross sales on which management receives a base percentage fee and higher incentive management fees associated with Hotel performance. Partnership general and administrative expenses increased due to increased legal expenses regarding the settlement of the lawsuit with Satellite Programming Services. Depreciation increased due to an increase in capitalized personal property.

Total other income for the year ended December 31, 1995 increased to $178,604 from $57,415 for the year ended December 31, 1994, primarily due to higher interest income attributable to higher cash balances and higher interest rates earned during the year.

The following summarizes the Hotel's performance for the twelve months ended December 31 of the indicated years:

                                     1995          1994       % Change
Average Occupancy                    82.3%        85.5%         (3.7%)
Average Room Rate                   $77.58       $70.02         10.8%
Hotel Sales                    $13,835,896  $13,186,812          4.9%
Hotel House Profit              $4,013,122   $3,386,612         18.5%
Partnership Net Income (Loss)     $232,226    ($245,012)          *

* This percentage change is not relevant since the Partnership recognized net income in 1995 compared to a net loss in 1994.

1994 versus 1993
For the year ended December 31, 1994, the Partnership had a net loss of $245,012, compared to a net loss of $767,542 for the year ended December 31, 1993. The improvement in 1994 primarily was due to an increase in departmental income, comprised of rooms, food and beverage, telephone and other departmental income, which was partially offset by an increase in unallocated hotel operating expenses.

For the year ended December 31, 1994, the Hotel generated departmental income of $6,985,451 compared to $6,353,439, for the year ended December 31, 1993. The 9.9% increase in departmental income in 1994 was due to an increase in total Hotel revenues, primarily from room revenues, as well as decreased departmental expenses for food and beverage and other costs.

For the year ended December 31, 1994, unallocated Hotel and Partnership operating expenses, including depreciation, were $7,287,878 compared to $7,154,595 for the corresponding period in 1993. The increase primarily was due to an increase in Hotel general and administrative expenses, which is largely attributable to an increase in insurance expense in 1994 relative to 1993 as a result of an adjustment made in 1993 for the self-insured employee health insurance program which was terminated in 1992. Also contributing to the increase were higher costs for utilities and maintenance and increased Hotel operating lease expenses.

Total other income for the year ended December 31, 1994 increased to $57,415 from $33,614 at December 31, 1993, primarily due to higher interest income and no interest expense during 1994. The increase in interest income primarily was due to higher cash balances and higher interest rates during the year. The decrease in interest expense was due to the pay-off of a note payable due to the Carlson Group in 1993.

The following summarizes the Hotels' performance for the twelve months ended December 31 of the indicated years:

                                     1994            1993          % Change
Average Occupancy                   85.5%          81.75%              4.7%
Average Room Rate                  $70.02          $70.10             (0.1%)
Hotel Sales                   $13,186,812     $12,996,520              1.5%
Hotel House Profit             $3,386,612      $2,538,312             33.4%
Partnership Net Income (Loss)   ($245,012)      ($767,542)              68%


Item 8.  Financial Statements and Supplementary Data

Incorporated by reference to Schedule III and the Partnership's Annual Report to Unitholders for the year ended December 31, 1995, filed as an exhibit under
Item 14.


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

The Officers and/or Directors of the General Partner are as follows:

        Name                            Office

        Jeffrey C. Carter               President, Director and Chief
                                          Financial Officer
	Rocco F. Andriola		Director and Vice President
	Joseph Donaldson		Vice President

Jeffrey C. Carter, 50, is a Senior Vice President of Lehman Brothers in the Diversified Asset Group. Mr. Carter joined Lehman Brothers in September 1988. From 1972 to 1988, Mr. Carter held various positions with Helmsley-Spear Hospitality Services, Inc. and Stephen W. Brener Associates, Inc. including Director of Consulting Services at both firms. From 1982 through 1987, Mr. Carter was President of Keystone Hospitality Services, an independent hotel consulting and brokerage company. Mr. Carter received his B.S. degree in Hotel Administration from Cornell University and an M.B.A. degree from Columbia University.

Rocco F. Andriola, 37, is a Senior Vice President of Lehman Brothers in its Diversified Asset Group. Since joining Lehman Brothers in 1986, Mr. Andriola has been involved in a wide range of restructuring and asset management activities involving real estate and other direct investment transactions. From 1986-89, Mr. Andriola served as a Vice President in the Corporate Transactions Group of Shearson Lehman Brothers' office of the general counsel. Prior to joining Lehman Brothers, Mr. Andriola practiced corporate and securities law at Donovan Leisure Newton & Irvine in New York. Mr. Andriola received a B.A. degree from Fordham University, a J.D. degree from New York University School of Law, and an LL.M degree in Corporate Law from New York University's Graduate School of Law.

Joseph Donaldson, 32, serves as a Vice President of Lehman Brothers in its Diversified Asset Group and has held such position since November 1990. From October 1988 to October 1990, Mr. Donaldson held the position of Assistant Manager with the Internal Audit Department of Citibank's Investment Bank. Prior to that, Mr. Donaldson was employed with Price Waterhouse and Company. Mr. Donaldson received a B.B.A. in accounting from the University of Georgia and is a Certified Public Accountant.

Certain Matters Involving Affiliates of Manhattan Beach
Commercial Properties III Inc.:
On July 31, 1993, Shearson Lehman Brothers Inc. ("Shearson") sold certain of its domestic retail brokerage and asset management businesses to Smith Barney, Harris Upham & Co. Incorporated ("Smith Barney"). Subsequent to this sale, Shearson changed its name to Lehman Brothers Inc. The transaction did not affect the ownership of the Partnership's General Partner. However, the assets acquired by Smith Barney included the name "Shearson."
Consequently, the Shearson Lehman Commercial Properties III, Inc. general partner changed its name to Manhattan Beach Commercial Properties III Inc.; Shearson Lehman Commercial Properties III Depositary, Inc, the Assignor Limited Partner, changed its name to Manhattan Beach Commercial Properties III Depositary, Inc.; and the name of the Partnership was changed to Manhattan Beach Hotel Partners, L.P. to delete any reference to "Shearson."


Item 11.  Executive Compensation

All of the directors and executive officers of the General Partner are employees of Lehman. They do not receive any salaries or other compensation from the Partnership.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a) Security ownership of certain beneficial owners. To the knowledge of the General Partner, no person owns more than 5% of the outstanding Units.

(b) Security ownership of management. No director or executive officer of the General Partner owns any of the outstanding Units.

(c) Changes in control. No changes of control of the Partnership occurred in 1995.


Item 13.  Certain Relationships and Related Transactions

Incorporated by reference to Note 3 "Partnership Agreement," and Note 4 "Transactions with Related Parties" of the Notes to Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1995, filed as an exhibit under Item 14.


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

	(a)(1)  	Financial Statements:

                        Report of Independent Accountants  (1)

                        Balance Sheets - At December 31, 1995 and 1994  (1)

                        Statements of Operations - For the years ended December 31, 1995, 1994 and 1993 (1)

                        Statements of Partners' Capital - For the years ended December 31, 1995, 1994 and 1993 (1)

                        Statements of Cash Flows - For the years ended December 31, 1995, 1994 and 1993 (1)

                        Notes to Financial Statements  (1)


(1) Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1995, which is filed as an exhibit under Item 14.

(b)  Financial Statement Schedules:  Independent Accountant's Report on
     Schedule III - Real Estate and Accumulated Depreciation.

     Exhibits:  See Exhibit Index contained herein.

(c) Reports on Form 8-K: No reports on form 8-K were filed in the fourth quarter of the calendar year 1995.


                                 Exhibit Index
Exhibit Number

   3.1 Amended and Restated Agreement of Limited Partnership of the Registrant, as amended (included as, and incorporated herein by reference to, Exhibit 3.1 of the Registrant's 1988 Annual Report on Form 10-K filed on May 17, 1989).**

  10.1 Depositary Agreement between the Registrant and Shearson Lehman Commercial Properties Depositary III Inc., as Assignor Limited Partner (included as, and incorporated herein by reference to Exhibit 10.3 to the Registration Statement*).**

  10.2 Purchase Agreement, as amended, relating to the acquisition of the Registrant's hotel property (included as, and incorporated herein by reference to Exhibit 10.4 to the Registration Statement*).**

  10.3 Hotel Sublease, as amended (included as, and incorporated herein by reference to Exhibit 10.3 of the Registrant's 1988 Annual Report on Form 10-K filed on May 17, 1989).**

  10.4 Hotel Ground Lease and Related Amendments (included as, and incorporated herein by reference to Exhibit 10.6 to the Registration Statement*).**

   10.5 Radisson License (included as, and incorporated herein by reference to Exhibit 10.7 to the Registration Statement*).**

   10.6 License Agreement between Radisson Hotel Corporation and the Registrant (included as, and incorporated herein by reference to Exhibit 10.8 to the Registration Statement*).**

   10.7 Guaranty of the Sublease (included as, and incorporated herein by reference to Exhibit 10.9 of the Registration Statement*).**

   10.8 Accounting Services Agreement between the Registrant and Boston Safe Deposit and Trust Company (included as and incorporated herein by reference to Exhibit 10.8 of the Registrant's 1988 Annual
         Report on Form 10-K filed May 17, 1989).**

   10.9 Investor Services Agreement between the Registrant and Boston Safe Deposit and Trust Company (included as, and incorporated herein by reference to the Registrant's 1988 Annual Report on Form 10-K filed May 17, 1989).**

   10.10 Sublease Agreement, dated October 2, 1989, between Manhattan Beach Hotel Properties, Ltd., U.S. Hotel Properties Corporation, and Horst Osterkamp, (collectively, the "Sublessor"), and Kentucky Hospitality Employer, Inc., (the "Sublessee") (included as, and incorporated herein by reference to the Registrant's 1989 Annual Report on Form 10-K filed March 14, 1990.**

   10.11 Credit Agreement, dated September 1989, between the Registrant and Carlson Hospitality Group, Inc. (included as, and incorporated herein by reference to the Registrant's 1989 Annual Report on Form 10-K filed March 14, 1990.**

   10.12 Management Agreement, dated January 3, 1991, between the Registrant and Interstate Hotels Corporation incorporated herein by reference to
         Exhibit 10.12 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.**

   10.13 Form of the Settlement Agreement dated August 27, 1990 between the Partnership and class members incorporated herein by reference.**

   10.14 Management Agreement, dated January 3, 1992, between the Registrant and Interstate Hotels Corporation incorporated herein by reference to
         Exhibit 10.14 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.**

    13.1 Annual Report to the Unitholders for the year ended December 31, 1995.

    27.1 Financial Data Schedule
------------------------------
* References to the "Registration Statement" are to the Registrant's Registration Statement on Form S-11 (File No. 33-17274).

**      Previously filed.


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



					MANHATTAN BEACH HOTEL PARTNERS, L.P.

                                     BY:     Manhattan Beach
                                             Commercial Properties III Inc.
                                             General Partner





Date:  March 29, 1996
                                     BY:             s/Jeffrey C. Carter/
                                     Name:           Jeffrey C. Carter
                                     Title:          President, Director and
                                                     Chief Financial Officer







Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             MANHATTAN BEACH COMMERCIAL PROPERTIES III INC. General Partner


Date:  March 29, 1996
                                  BY:             s/Jeffrey C. Carter/
                                  Name:           Jeffrey C. Carter
                                  Title:          President, Director and
                                                      Chief Financial Officer


Date:  March 29, 1996
                                  BY:             s/Rocco F. Andriola/
                                  Name:           Rocco F. Andriola
                                  Title:          Director and Vice President


Date:  March 29, 1996
                                  BY:             s/Joseph Donaldson/
                                  Name:           Joseph Donaldson
                                  Title:          Vice President