Form 10-Q
period 1996-03-31
MANHATTAN BEACH HOTEL PARTNERS LP
filed 1996-05-14
CIK 822026

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One) X  Quarterly Report Pursuant to Section 13 or 15(d) of the
              Securities Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 1996

        or

              Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition period from ______ to ______


                        Commission File Number: 33-17274


                      MANHATTAN BEACH HOTEL PARTNERS, L.P.
              Exact Name of Registrant as Specified in its Charter


        Delaware                                           95-4201183
   State or Other Jurisdiction of
   Incorporation or Organization              I.R.S. Employer Identification No.


3 World Financial Center, 29th Floor,
New York, NY    Attn: Andre Anderson                         10285
Address of Principal Executive Offices                     Zip Code

                                 (212) 526-3237
               Registrant's Telephone Number, Including Area Code



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    X    No ____





Balance Sheets                                 At March 31,   At December 31,
                                                      1996              1995
Assets
Real estate, at cost:
  Building                                   $  47,975,974     $  47,975,974
  Furniture, fixtures and equipment              2,780,553         2,623,827
  Leasehold improvements                         3,333,141         3,333,141
                                                ----------        ----------
                                                54,089,668        53,932,942
Less accumulated depreciation
  and amortization                             (11,456,054)      (11,006,481)
                                                ----------        ----------
                                                42,633,614        42,926,461

Cash and cash equivalents                        2,767,446         4,414,032
Restricted cash                                    238,436           187,464
Accounts receivable                              1,415,094           992,941
Prepaid and other assets                           335,923           374,304
                                                ----------        ----------
     Total Assets                            $  47,390,513     $  48,895,202
                                                ==========        ==========

Liabilities and Partners' Capital
Liabilities:
  Accounts payable and accrued liabilities   $   1,065,380     $   1,309,672
  Due to affiliates                              2,421,904         2,400,138
  Distribution payable                                   0         1,409,091
                                                 ---------         ---------
   Total Liabilities                             3,487,284         5,118,901
                                                 ---------         ---------
Partners' Capital (Deficit):
  General Partner                               (1,464,730)       (1,591,658)
  Limited Partners (6,975,000 limited
  partnership units authorized, issued
  and outstanding)                              45,367,959        45,367,959
                                                ----------        ----------
   Total Partners' Capital                      43,903,229        43,776,301
                                                ----------        ----------
   Total Liabilities and Partners' Capital   $  47,390,513     $  48,895,202
                                                ==========        ==========





Statement of Partners' Capital (Deficit)
For the three months ended March 31, 1996

                                        Limited        General
                                       Partners        Partner           Total
Balance at December 31, 1995       $ 45,367,959   $ (1,591,658)   $ 43,776,301
Net income                                    0        126,928         126,928
                                     ----------     ----------      ----------
Balance at March 31, 1996          $ 45,367,959   $ (1,464,730)   $ 43,903,229
                                     ==========     ==========      ==========



Statements of Operations
For the three months ended March 31,                      1996            1995

Hotel Revenues

Rooms                                             $  2,509,552    $  2,131,531
Food and beverage                                    1,071,916         970,527
Telephone                                              161,470         155,442
Other                                                   39,843          31,420
                                                     ---------       ---------
   Total Revenues                                    3,782,781       3,288,920
                                                     ---------       ---------
Departmental Expenses

Rooms                                                  667,969         620,731
Food and beverage                                      903,011         875,100
Telephone                                               95,182          79,537
Other                                                   10,762          10,002
                                                     ---------       ---------
   Total Expenses                                    1,676,924       1,585,370
                                                     ---------       ---------
   Departmental Income                               2,105,857       1,703,550
                                                     ---------       ---------
Unallocated Partnership and Hotel Operating Expenses

Advertising and sales                                  145,274         144,945
General and administrative:
     Hotel and other                                   613,795         486,313
     Partnership                                       125,445         117,814
Utilities and maintenance                              273,962         278,233
Ground rent                                            180,778         154,987
Management fees                                        118,145          85,690
Property taxes                                          96,663          98,511
Operating leases                                        14,904          37,216
Depreciation and amortization                          449,573         426,103
                                                     ---------       ---------
                                                     2,018,539       1,829,812
                                                     ---------       ---------
Operating Income (Loss)                                 87,318        (126,262)
                                                     ---------       ---------

Other Income

Interest income                                         38,850          33,509
Other income                                               760             700
                                                     ---------       ---------
                                                        39,610          34,209
                                                     ---------       ---------
     Net Income (Loss)                            $    126,928     $   (92,053)
                                                  ============     ===========
Net Income ( Loss) Allocated:
To the General Partner                            $    126,928     $   (13,808)
To the Limited Partners                                      0         (78,245)
                                                  ------------     -----------
                                                  $    126,928     $   (92,053)
                                                  ============     ===========
Per limited partnership unit
(6,975,000 outstanding)                                    $ 0          $ (.01)
                                                  ------------     -----------





Statements of Cash Flows
For the three months ended March 31,                      1996            1995

Cash Flows From Operating Activities

Net income (loss)                                 $    126,928     $   (92,053)
Adjustments to reconcile net income (loss)
 to net cash provided by (used for)
 operating activities:
    Depreciation and amortization                      449,573         426,103
    Increase (decrease) in cash arising from
    changes in operating assets and liabilities:
       Restricted cash                                (207,698)       (135,791)
       Accounts receivable                            (422,153)       (110,640)
       Prepaid and other assets                         38,381          (1,868)
       Accounts payable and accrued liabilities       (244,292)         (4,611)
       Due to affiliates                                21,766          60,961
                                                      --------         -------
Net cash provided by (used for) operating activities  (237,495)        142,101

Cash Flows From Investing Activities

Proceeds from restricted cash                          156,726         (78,862)
Additions to real estate                              (156,726)        (78,862)
                                                       -------          ------
Net cash used for investing activities                       0               0
                                                       -------          ------
Cash Flows From Financing Activities

Distributions                                       (1,409,091)              0
                                                     ---------          ------
Net cash used for financing activities              (1,409,091)              0


Net increase (decrease) in cash and
  cash equivalents                                  (1,646,586)        142,101
Cash and cash equivalents, beginning of period       4,414,032       2,797,178
                                                  ------------    ------------
Cash and cash equivalents, end of period          $  2,767,446    $  2,939,279
                                                  ============    ============



Notes to the Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1995 audited financial statements within Form 10-K .

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1996 and the results of operations and cash flows for the three months ended March 31, 1996 and 1995 and the statement of partner's capital (deficit) for the three months ended March 31, 1996. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified in order to conform to the current year's presentation.

No significant events have occurred subsequent to fiscal year 1995, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10- 01, Paragraph (a)(5).


Part I, Item 2. Management's Discussion and Analysis of Financial Condition and
                Results of Operations

Liquidity and Capital Resources

The Hotel's operations improved during the first quarter of 1996 principally as a result of strengthening conditions in the Los Angeles Airport hotel market and management's efforts to diversify the Hotel's customer base. The Hotel is dependent primarily on business, group, contract and leisure travel for its revenues. The improved profitability of the Hotel during the first quarter of the year, as compared with the same period in 1995, is largely attributable to the 7.1% increase in the Hotel's average occupancy level and the 8.6% increase in the average room rate, which was achieved as a result of management's efforts to reduce the volume of airline contracts and increase the number of business and group guests at higher rates.

At March 31, 1996, Manhattan Beach Hotel Partners, L.P. (the "Partnership") had cash and cash equivalents of $2,767,446, including cash held at the Property for working capital. Cash decreased by $1,646,586 from December 31, 1995, primarily due to the distribution paid to limited partners on February 1, 1996 and cash used for operating activities. Such cash balances are expected to be sufficient to meet the anticipated cash requirements for operations of the Partnership. Restricted cash increased to $238,436 at March 31, 1996, compared to $187,464 at December 31, 1995. The increase is due to contributions to the reserve exceeding expenditures for the three-month period. Pursuant to the management agreement (the "Management Agreement") with Manhattan Beach Management Company, an affiliate of Interstate Hotel Corporation ("Interstate"), contributions to the account for furniture, fixtures and equipment ("FF&E reserve account") will be made over time to protect and maintain the value of the Hotel.

Accounts receivable increased to $1,415,094 at March 31, 1996, compared to $992,941 at December 31, 1995. Accounts payable and accrued liabilities decreased to $1,065,380 at March 31, 1996, compared to $1,309,672 at December 31, 1995. The changes in both accounts receivable and accounts payable and accrued liabilities primarily are due to differences in the timing of payments. The change in accounts receivable is also attributable to the change in the mix of corporate guests. Due to affiliates increased to $2,421,904 at March 31, 1996 from $2,400,138 at December 31, 1995, primarily due to the accrual of property management oversight fees for the first quarter of 1996.

A distribution in the amount of $1,395,000 or $0.20 per Unit was paid to limited partners on February 1, 1996. This distribution represented a one-time distribution of 1995 annual cash flow and surplus Partnership reserves, and did not indicate the reinstatement of regular cash distributions. The ability of the Partnership to make future distributions will be dependent upon the cash flow generated from Hotel operations and the adequacy of cash reserves which, in the future, will be evaluated on an annual basis. There can be no assurance that future cash flow will be sufficient to fund additional distributions.

Results of Operations

For the three-month period ended March 31, 1996, the Partnership had net income of $126,928, compared to a net loss of $92,053 for the three-month period ended March 31, 1995. The improvement in 1996 primarily is due to an increase in all Hotel Revenues, comprised of rooms, food and beverage, telephone and other departmental income and Partnership interest income which was partially offset by an increase in unallocated Hotel and Partnership operating expenses including depreciation.

For the three-month period ended March 31, 1996, the Hotel generated departmental income of $2,105,857, compared to $1,703,550 for the three-month period ended March 31, 1995. The 23.6% increase in departmental income for the 1996 period is due to an increase in total Hotel Revenues as a result of higher occupancy levels and room rates, and higher food and beverage, telephone and other revenues, which was partially offset by a slight increase in departmental expenses.

For the three-month period ended March 31, 1996, unallocated Partnership and Hotel operating expenses, including depreciation, were $2,018,539 compared to $1,829,812 for the corresponding period in 1995. The increase primarily is due to an increase in Hotel general and administrative expenses and higher property insurance premiums at the Hotel in 1996 compared to 1995. Also contributing to the increase were higher management fees, ground rent, Partnership general and administrative expenses and depreciation and amortization costs. Management fees increased due to higher gross sales on which management receives a base percentage fee and higher incentive management fees associated with the Hotel's improved performance. Ground rent, which is based on total revenues, increased due to higher total revenues for the period. Partnership general and administrative expenses increased primarily due to professional expenses associated with some of the recent renovation work. Depreciation increased due to an increase in capitalized personal property.

Total other income for the three-month period ended March 31, 1996 increased to $39,610 from $34,209 for the three-month period ended March 31, 1995, primarily due to higher interest income attributable to higher cash balances maintained by the Partnership.

The following summarizes the Hotel's performance for the three-month period ended March 31 of the indicated years:


                                     1996          1995       % Change
Average Occupancy                    87.0%         81.2%           7.1%
Average Room Rate                  $83.38         $76.80           8.6%
Hotel Sales                    $3,782,781     $3,288,920          15.0%
Hotel House Profit             $1,105,227       $823,993          34.1%
Partnership Net Income (Loss)    $126,928       $(92,053)           *

* This percentage change is not relevant since the Partnership recognized net income in 1996 compared to a net loss in 1995.



Part II   Other Information

Items 1-5 Not applicable.

Item 6    Exhibits and reports on Form 8-K.

          (a)  Exhibits -

            (27)  Financial Data Schedule

          (b)  Reports on Form 8-K -

          On February 13, 1996, based upon, among other things, the advice of Partnership counsel, Skadden, Arps, Slate, Meagher & Flom, the General Partner adopted a resolution that states, among other things, if a Change of Control (as defined below) occurs, the General Partner may distribute the Partnership's cash balances not required for its ordinary course day-to- day operations. "Change of Control" means any purchase or offer to purchase more than 10% of the Units that is not approved in advance by the General Partner. In determining the amount of the distribution, the General Partner may take into account all material factors. In addition, the Partnership will not be obligated to make any distribution to any partner, and no partner will be entitled to receive any distribution, until the General Partner has declared the distribution and established a record date and distribution date. The Partnership filed a Form 8-K disclosing this resolution on February 26, 1996.






                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               MANHATTAN BEACH HOTEL PARTNERS, L.P.
                          BY: MANHATTAN BEACH COMMERCIAL PROPERTIES III INC. General Partner



Date:  May 13, 1996
                          BY:  /s/ Jeffrey C. Carter
                               President, Director and
                               Chief Financial Officer