Form 10-Q
period 1996-06-30
MANHATTAN BEACH HOTEL PARTNERS LP
filed 1996-08-13
CIK 822026

United States Securities and Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-Q


(Mark One)
X    Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1996

     or

     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition period from ______ to ______


                        Commission File Number: 33-17274


                      MANHATTAN BEACH HOTEL PARTNERS, L.P.
              Exact Name of Registrant as Specified in its Charter


           Delaware                                    95-4201183
 State or Other Jurisdiction of
  Incorporation or Organization            I.R.S. Employer Identification No.


3 World Financial Center, 29th Floor,
New York, NY    Attn.: Andre Anderson                     10285

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





Balance Sheets                                    At June 30,   At December 31,
                                                        1996              1995
Assets
Real estate, at cost:
Building                                        $ 47,975,974      $ 47,975,974
Furniture, fixtures and equipment                  3,002,886         2,623,827
Leasehold improvements                             3,333,141         3,333,141
                                                ------------      ------------
                                                  54,312,001        53,932,942
Less accumulated depreciation and amortization   (11,915,104)      (11,006,481)
                                                ------------      ------------
                                                  42,396,897        42,926,461

Cash and cash equivalents                          3,111,436         4,414,032
Restricted cash                                      186,437           187,464
Accounts receivable                                1,480,908           992,941
Prepaid and other assets                             570,353           374,304
                                                ------------      ------------
     Total Assets                               $ 47,746,031      $ 48,895,202
                                                ============      ============
Liabilities and Partners' Capital
Liabilities:
 Accounts payable and accrued liabilities       $  1,191,951      $  1,309,672
 Due to affiliates                                 2,484,914         2,400,138
 Distribution payable                                      0         1,409,091
                                                ------------      ------------
     Total Liabilities                             3,676,865         5,118,901
                                                ------------      ------------
Partners' Capital (Deficit):
 General Partner                                  (1,298,793)       (1,591,658)
 Limited Partners (6,975,000 limited
  partnership units authorized, issued
  and outstanding)                                45,367,959        45,367,959
                                                ------------      ------------
     Total Partners' Capital                      44,069,166        43,776,301
                                                ------------      ------------
Total Liabilities and Partners' Capital         $ 47,746,031      $ 48,895,202
                                                ============      ============





Statement of Partners' Capital (Deficit)
For the six months ended June 30, 1996
                                         Limited        General
                                        Partners        Partner          Total

Balance at December 31, 1995        $ 45,367,959   $ (1,591,658)  $ 43,776,301
Net income                                     0        292,865        292,865
                                    ------------   ------------   ------------
Balance at June 30, 1996            $ 45,367,959   $ (1,298,793)  $ 44,069,166
                                    ============   ============   ============



Statements of Operations
                                      Three months             Six months
                                      ended June 30,          ended June 30,
                                     1996        1995        1996        1995
Hotel Revenues Rooms          $ 2,467,494 $ 2,161,893 $ 4,977,046 $ 4,293,424
Food and beverage               1,210,081   1,139,027   2,281,997   2,109,554
Telephone                         167,557     162,464     329,027     317,906
Other                              46,886      29,537      86,729      60,957
                              ----------- ----------- ----------- -----------
     Total Revenues             3,892,018   3,492,921   7,674,799   6,781,841

Departmental Expenses
Rooms                             683,956     606,859   1,351,925   1,227,590
Food and beverage                 941,300     895,657   1,844,311   1,770,757
Telephone                          86,729      82,907     181,911     162,444
Other                              12,136      10,746      22,898      20,748
                              ----------- ----------- ----------- -----------
     Total Expenses             1,724,121   1,596,169   3,401,045   3,181,539
                              ----------- ----------- ----------- -----------
     Departmental Income        2,167,897   1,896,752   4,273,754   3,600,302
                              ----------- ----------- ----------- -----------
Unallocated Partnership and
Hotel Operating Expenses

Advertising and sales             145,263     132,308     290,537     277,253
General and administrative:
    Hotel and other               581,410     511,113   1,195,205     997,426
    Partnership                   135,123     159,371     260,568     277,185
Utilities and maintenance         281,621     298,039     555,583     576,272
Ground rent                       184,474     160,124     365,252     315,111
Management fees                   130,468     104,476     248,613     190,166
Property taxes                     97,866      89,111     194,529     187,622
Operating leases                   23,911      36,786      38,815      74,002
Depreciation and amortization     459,050     434,196     908,623     860,299
                              ----------- ----------- ----------- -----------
                                2,039,186   1,925,524   4,057,725   3,755,336
                              ----------- ----------- ----------- -----------
     Operating Income (Loss)      128,711     (28,772)    216,029    (155,034)
                              ----------- ----------- ----------- -----------
Other Income
Interest income                    36,036      40,395      74,886      73,904
Other income                        1,190       2,813       1,950       3,513
                              ----------- ----------- ----------- -----------
                                   37,226      43,208      76,836      77,417
                              ----------- ----------- ----------- -----------
     Net Income (Loss)        $   165,937 $    14,436 $   292,865 $   (77,617)
                              =========== =========== =========== ===========
Net Income (Loss) Allocated:
To the General Partner        $   165,937 $     2,165 $   292,865 $   (11,643)
To the Limited Partners                 0      12,271           0     (65,974)
                              ----------- ----------- ----------- -----------
                              $   165,937 $    14,436 $   292,865 $   (77,617)
                              =========== =========== =========== ===========
Per limited partnership unit
(6,975,000 outstanding)              $.00        $.01        $.00       $(.01)
                              ----------- ----------- ----------- -----------




Statements of Cash Flows
For the six months ended June 30,                          1996          1995
Cash Flows From Operating Activities:
Net income (loss)                                   $   292,865   $   (77,617)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
  Depreciation and amortization                         908,623       860,299
  Increase (decrease) in cash arising from
  changes in operating assets and liabilities:
     Restricted cash                                   (378,032)     (287,481)
     Accounts receivable                               (487,967)       18,790
     Prepaid and other assets                          (196,049)       21,000
     Accounts payable and accrued liabilities          (117,721)       98,235
     Due to affiliates                                   84,776       123,659
                                                    -----------   -----------
Net cash provided by operating activities               106,495       756,885
                                                    -----------   -----------
Cash Flows From Investing Activities:

Proceeds from restricted cash                           379,059       323,725
Additions to real estate                               (379,059)     (323,725)
                                                    -----------   -----------
Net cash used for investing activities                        0             0
Cash Flows From Financing Activities:
Distributions                                        (1,409,091)            0
                                                    -----------   -----------
Net cash used for financing activities               (1,409,091)            0
                                                    -----------   -----------
Net increase (decrease) in cash and
cash equivalents                                     (1,302,596)      756,885
Cash and cash equivalents, beginning of period        4,414,032     2,797,178
                                                    -----------   -----------
Cash and cash equivalents, end of period            $ 3,111,436   $ 3,554,063
                                                    ===========   ===========


Notes to the Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1995 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1996 and the results of operations and cash flows for the six months ended June 30, 1996 and 1995 and the statement of partner's capital (deficit) for the six months ended June 30, 1996. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

The following significant event has occurred subsequent to fiscal year 1995, which requires disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5):

A lawsuit related to the replacement of the telephone system at the Radisson Plaza Hotel and Golf Course ("the Property"), entitled Communication Facility Management Corporation ("CFMC") vs. Manhattan Beach Hotel Partners, L.P., et al, was filed in June 1990 in Los Angeles Superior Court (the "Court"), naming the Partnership, among others, as a defendant. On November 7, 1994, the Court executed a formal dismissal order. CFMC subsequently filed a motion to vacate the dismissal which was denied by the Court on February 28, 1995. On
February 16, 1996, CFMC filed an application with the Court for an extension to file an appellant's opening brief. The Court granted the extension and CFMC had until April 10, 1996 to file an opening brief to appeal the suit. This matter has been successfully concluded since CFMC permitted the time period for the filing of the opening brief to expire.



Part I, Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations

Liquidity and Capital Resources

The Hotel's operations improved during the first half of 1996 principally as a result of strengthening conditions in the Los Angeles Airport hotel market and management's efforts to diversify the Hotel's customer base. The Hotel is dependent primarily on business, group, contract and leisure travel for its revenues. The improved profitability of the Hotel during the first half of the year, as compared with the same period in 1995, is largely attributable to the 7.0% increase in the Hotel's average occupancy level and the 7.7% increase in the average room rate, which was achieved as a result of management's efforts to reduce the volume of airline contracts and increase the number of business and group guests at higher rates.

At June 30, 1996, Manhattan Beach Hotel Partners, L.P. (the "Partnership") had cash and cash equivalents of $3,111,436, including cash held at the Property for working capital. Cash decreased by $1,302,596 from December 31, 1995, primarily due to the distribution paid to limited partners on February 1, 1996. Such cash balances are expected to be sufficient to meet the anticipated cash requirements for operations of the Partnership. Restricted cash was $186,437 at June 30, 1996, largely unchanged from $187,464 at December 31, 1995. The slight decrease during 1996 is due to expenditures exceeding contributions to the reserve for the six-month period. Pursuant to the management agreement (the "Management Agreement") with Manhattan Beach Management Company, an affiliate of Interstate Hotel Corporation ("Interstate"), contributions to the account for furniture, fixtures and equipment ("FF&E reserve account") will be made over time to protect and maintain the value of the Hotel.

Accounts receivable increased to $1,480,908 at June 30, 1996, compared to $992,941 at December 31, 1995. Accounts payable and accrued liabilities decreased to $1,191,951 at June 30, 1996, compared to $1,309,672 at December 31, 1995. The changes in both accounts receivable and accounts payable and accrued liabilities are due primarily to differences in the timing of payments. Prepaid and other assets increased to $570,353 at June 30, 1996 from $374,304 at December 31, 1995, primarily due to the prepayment of property liability insurance. Due to affiliates increased to $2,484,914 at June 30, 1996 from $2,400,138 at December 31, 1995, primarily due to the accrual of property management oversight fees for the first half of 1996.

A distribution in the amount of $1,395,000 or $.20 per Unit was paid to limited partners on February 1, 1996. This distribution represented a one-time distribution of 1995 annual cash flow and surplus Partnership reserves, and did not indicate the reinstatement of regular cash distributions. The ability of the Partnership to make future distributions will be dependent upon the cash flow generated from Hotel operations and the adequacy of cash reserves which, in the future, will be evaluated on an annual basis. There can be no assurance that future cash flow will be sufficient to fund additional distributions.

Results of Operations

For the three-month period ended June 30, 1996, the Partnership had net income of $165,937, compared with net income of $14,436 for the three-month period ended June 30, 1995. For the six- month period ended June 30, 1996, the Partnership had net income of $292,865, compared to a net loss of $77,617 for the six-month period ended June 30, 1995. The improvement for the 1996 periods is due primarily to an increase in all Hotel Revenues, comprised of rooms, food and beverage, telephone and other departmental income, which was partially offset by an increase in unallocated Hotel and Partnership operating expenses including depreciation.

For the three and six-month periods ended June 30, 1996, the Hotel generated departmental income of $2,167,897 and $4,273,754, respectively, compared to $1,896,752 and $3,600,302 for the three and six-month periods ended June 30, 1995. The increase in departmental income for the 1996 periods is due to an increase in total Hotel Revenues as a result of higher occupancy levels and room rates, and higher food and beverage, telephone and other revenues, which was partially offset by an increase in departmental expenses.

For the three and six-month periods ended June 30, 1996, unallocated Partnership and Hotel operating expenses, including depreciation, were $2,039,186 and $4,057,725, respectively, compared to $1,925,524 and $3,755,336, respectively, for the corresponding periods in 1995. The increases are due primarily to higher Hotel general and administrative expenses in 1996 compared to 1995. Also contributing to the increases were higher management fees, ground rent, property insurance premiums, advertising and sales expenses and depreciation and amortization. Management fees increased due to higher gross sales on which Interstate receives a base percentage fee and higher incentive management fees associated with the Hotel's improved performance. Ground rent, which is based on total revenues, increased due to higher total revenues for the period. Depreciation increased due to an increase in capitalized personal property. These increases were partially offset by decreases in Partnership general and administrative expenses, utilities and maintenance costs and operating leases.

For the three and six-month periods ended June 30, 1996, the Partnership generated total other income of $37,226, and $76,836, respectively, largely unchanged from $43,208 and $77,417, respectively, for the three and six-month periods ended June 30, 1995.

The following summarizes the Hotel's performance for the six-month period ended June 30 of the indicated years:

                                      1996          1995     % Change

          Average Occupancy          86.6%         80.9%         7.0%
          Average Room Rate         $83.08        $77.13         7.7%
          Hotel Sales           $7,674,799    $6,781,841        13.2%
          Hotel House Profit    $2,286,295    $1,805,650        26.6%




Part II   Other Information

Item 1    Legal Proceedings.

          A lawsuit related to the replacement of the telephone system at the Property entitled Communication Facility Management Corporation vs. Manhattan Beach Hotel Partners, L.P., et al, was filed in June 1990 in Los Angeles Superior Court, naming the Partnership, among others, as a defendant. On November 7, 1994, the Court executed a formal dismissal order. CFMC subsequently filed a motion to vacate the dismissal which was denied by the Court on February 28, 1995. On February 16, 1996, CFMC filed an application with the Court for an extension to file an appellant's opening brief. The Court granted the extension and CFMC had until April 10, 1996 to file an opening brief to appeal the suit. This matter has been successfully concluded since CFMC permitted the time period for the filing of the opening brief to expire.

Items 2-5 Not applicable.

Item 6    Exhibits and reports on Form 8-K.

          (a)  Exhibits -

               (27) Financial Data Schedule

          (b) Reports on Form 8-K- No reports on Form 8- K were filed during the quarter ended June 30, 1996.



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



                               MANHATTAN BEACH HOTEL PARTNERS, L.P.

                          BY: MANHATTAN BEACH COMMERCIAL PROPERTIES III INC. General Partner



Date:   August 13, 1996

                          BY:  /s/ Jeffrey C. Carter
                               ---------------------
                               President, Director and Chief
                               Financial Officer