Form 10-Q
period 1996-09-30
MANHATTAN BEACH HOTEL PARTNERS LP
filed 1996-11-14
CIK 822026

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
    X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the Quarterly Period Ended September 30, 1996

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




Balance Sheets
                                            At September 30,   At December 31,
                                                       1996              1995
Assets
Real estate, at cost:
 Building                                      $ 47,975,974      $ 47,975,974
 Furniture, fixtures and equipment                3,025,682         2,623,827
 Leasehold improvements                           3,333,141         3,333,141
                                               ------------      ------------
                                                 54,334,797        53,932,942
Less accumulated depreciation and amortization  (12,379,498)      (11,006,481)
                                               ------------      ------------
                                                 41,955,299        42,926,461
Cash and cash equivalents                         3,958,639         4,414,032
Restricted cash                                     347,599           187,464
Accounts receivable                               1,418,335           992,941
Prepaid and other assets                            512,296           374,304
                                               ------------      ------------
     Total Assets                              $ 48,192,168      $ 48,895,202
                                               ============      ============
Liabilities and Partners' Capital
Liabilities:
  Accounts payable and accrued liabilities     $  1,354,783      $  1,309,672
  Due to affiliates                               2,542,804         2,400,138
  Distribution payable                                    0         1,409,091
                                               ------------      ------------
     Total Liabilities                            3,897,587         5,118,901
                                               ------------      ------------
Partners' Capital (Deficit):
  General Partner                                (1,073,378)       (1,591,658)
  Limited Partners (6,975,000 limited
   partnership units authorized, issued
   and outstanding)                              45,367,959        45,367,959
                                               ------------      ------------
     Total Partners' Capital                     44,294,581        43,776,301
                                               ------------      ------------
     Total Liabilities and Partners' Capital   $ 48,192,168      $ 48,895,202
                                               ============      ============





Statement of Partners' Capital (Deficit)
For the nine months ended September 30, 1996
                                        Limited        General
                                       Partners        Partner           Total
Balance at December 31, 1995       $ 45,367,959   $ (1,591,658)   $ 43,776,301
Net income                                    0        518,280         518,280
                                   ------------   ------------    ------------
Balance at September 30, 1996      $ 45,367,959   $ (1,073,378)   $ 44,294,581
                                   ============   ============    ============



Statements of Operations
                                 Three months ended          Nine months ended
                                    September 30,               September 30,
                                  1996         1995          1996          1995
Hotel Revenues
Rooms                      $ 2,611,756  $ 2,470,556  $  7,588,802  $  6,763,980
Food and beverage            1,274,601    1,091,912     3,556,598     3,201,466
Telephone                      171,081      148,061       500,108       465,967
Other                           67,896       27,587       154,625        88,544
                           -----------  -----------  ------------  ------------
     Total Revenues          4,125,334    3,738,116    11,800,133    10,519,957
                           -----------  -----------  ------------  ------------
Departmental Expenses
Rooms                          718,586      607,316     2,070,511     1,834,906
Food and beverage            1,023,132      860,820     2,867,443     2,631,577
Telephone                       87,116       85,877       269,027       248,321
Other                           13,361       11,522        36,259        32,270
                           -----------  -----------  ------------  ------------
     Total Expenses          1,842,195    1,565,535     5,243,240     4,747,074
                           -----------  -----------  ------------  ------------
     Departmental Income     2,283,139    2,172,581     6,556,893     5,772,883
                           -----------  -----------  ------------  ------------
Unallocated Partnership and Hotel Operating Expenses

Advertising and sales          156,863      136,757       447,400       414,010
General and administrative:
     Hotel and other           584,347      517,416     1,779,552     1,514,842
     Partnership               100,614      116,457       361,182       393,642
Utilities and maintenance      326,533      315,878       882,116       892,150
Ground rent                    206,367      182,361       571,619       497,472
Management fees                138,181      130,946       386,794       321,112
Property taxes                 101,058       99,339       295,587       286,961
Operating leases                24,218       13,220        63,033        87,222
Depreciation and amortization  464,394      436,479     1,373,017     1,296,778
                           -----------  -----------  ------------  ------------
                             2,102,575    1,948,853     6,160,300     5,704,189
                           -----------  -----------  ------------  ------------
     Operating Income          180,564      223,728       396,593        68,694
                           -----------  -----------  ------------  ------------
Other Income
Interest income                 44,056       44,902       118,942       118,806
Other income                       795        1,180         2,745         4,693
                           -----------  -----------  ------------  ------------
                                44,851       46,082       121,687       123,499
                           -----------  -----------  ------------  ------------
     Net Income            $   225,415  $   269,810  $    518,280  $    192,193
                           ===========  ===========  ============  ============
Net Income Allocated:
To the General Partner     $   225,415  $   203,836  $    518,280  $    192,193
To the Limited Partners              0       65,974             0             0
                           -----------  -----------  ------------  ------------
                           $   225,415  $   269,810  $    518,280  $    192,193
                           ===========  ===========  ============  ============
Per limited partnership
unit (6,975,000 outstanding)       $ 0        $ .01           $ 0           $ 0
                                   ---        -----           ---           ---



Statements of Cash Flows
For the nine months ended September 30,                     1996          1995
Cash Flows From Operating Activities:
Net income                                           $   518,280   $   192,193
Adjustments to reconcile net income to net
cash provided by operating activities:
  Depreciation and amortization                        1,373,017     1,296,778
  Increase (decrease) in cash arising from
  changes in operating assets and liabilities:
     Restricted cash                                    (561,990)     (400,820)
     Accounts receivable                                (425,394)     (210,413)
     Prepaid and other assets                           (137,992)     (143,636)
     Accounts payable and accrued liabilities             45,111        86,737
     Due to affiliates                                   142,666       221,858
                                                     -----------   -----------
Net cash provided by operating activities                953,698     1,042,697
                                                     -----------   -----------
Cash Flows From Investing Activities:
Proceeds from restricted cash                            401,855       383,670
Additions to real estate                                (401,855)     (383,670)
                                                     -----------   -----------
Net cash used for investing activities                         0             0
                                                     -----------   -----------
Cash Flows From Financing Activities:
Distributions                                         (1,409,091)            0
                                                     -----------   -----------
Net cash used for financing activities                (1,409,091)            0
                                                     -----------   -----------
Net increase (decrease) in cash and cash equivalents    (455,393)    1,042,697
Cash and cash equivalents, beginning of period         4,414,032     2,797,178
                                                     -----------   -----------
Cash and cash equivalents, end of period             $ 3,958,639   $ 3,839,875
                                                     ===========   ===========


Notes to the Financial Statements

The unaudited interim financial statements should be read in conjunction with Manhattan Beach Hotel Partners L.P.'s (the "Partnership") annual 1995 audited financial statements within Form 10-K.

The unaudited interim financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1996 and the results of operations and cash flows for the nine months ended September 30, 1996 and 1995 and the statement of partner's capital (deficit) for the nine months ended
September 30, 1996. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

The following significant event has occurred subsequent to fiscal year 1995, which requires disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5):

A lawsuit related to the replacement of the telephone system at the Radisson Plaza Hotel and Golf Course ("the Hotel"), entitled Communication Facility Management Corporation ("CFMC") vs. Manhattan Beach Hotel Partners, L.P., et al, was filed in June 1990 in Los Angeles Superior Court (the "Court"), naming the Partnership, among others, as a defendant. On November 7, 1994, the Court executed a formal dismissal order. CFMC subsequently filed a motion to vacate the dismissal which was denied by the Court on February 28, 1995. On
February 16, 1996, CFMC filed an application with the Court for an extension to file an appellant's opening brief. The Court granted the extension and CFMC had until April 10, 1996 to file an opening brief to appeal the suit. This matter has been successfully concluded since CFMC permitted the time period for the filing of the opening brief to expire.


Part I, Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations

Liquidity and Capital Resources

The Hotel's operations improved during the first nine months of 1996 principally as a result of strengthening conditions in the Los Angeles Airport hotel market and management's efforts to diversify the Hotel's customer base. The Hotel is dependent primarily on business, group, contract and leisure travel for its revenues. The improved profitability of the Hotel during the first three quarters of the year, as compared with the same period in 1995, is largely attributable to the 8.2% increase in the average room rate and the 3.2% increase in the Hotel's average occupancy level, which were achieved as a result of management's efforts to reduce the volume of airline contracts and increase the number of business and group guests at higher rates.

At September 30, 1996, the Partnership had cash and cash equivalents of $3,958,639, including cash held at the Hotel for working capital, compared to $4,414,032 at December 31, 1995. The decrease is primarily due to the distribution paid to limited partners on February 1, 1996. Such cash balances are expected to be sufficient to meet the anticipated cash requirements for operations of the Partnership. Restricted cash increased to $347,599 at September 30, 1996, compared to $187,464 at December 31, 1995. The increase is due to contributions to the account for furniture, fixtures and equipment ("FF&E reserve account") exceeding expenditures for the nine-month period. Pursuant to the management agreement (the "Management Agreement") with Manhattan Beach Management Company, an affiliate of Interstate Hotel Corporation ("Interstate"), contributions to the FF&E reserve account will be made over time to protect and maintain the value of the Hotel.

Accounts receivable increased to $1,418,335 at September 30, 1996, compared to $992,941 at December 31, 1995. Accounts payable and accrued liabilities increased to $1,354,783 at September 30, 1996, compared to $1,309,672 at December 31, 1995. The changes in both accounts receivable and accounts payable and accrued liabilities are due primarily to differences in the timing of payments. Prepaid and other assets increased to $512,296 at September 30, 1996 from $374,304 at December 31, 1995, primarily due to the prepayment of property liability insurance. Due to affiliates increased to $2,542,804 at September 30, 1996 from $2,400,138 at December 31, 1995, primarily due to the accrual of property management oversight fees for 1996.

In view of the recently improved operating results of the Hotel, coupled with the strengthening hotel market, the General Partner has decided to begin marketing the Hotel for sale. Over the last few months, the Partnership has received several unsolicited offers from prospective buyers, including an all-cash offer which, if consummated, would result in a distribution to limited partners in excess of $3.45 per Unit, the year-end 1995 Net Asset Value. The General Partner is currently in the process of retaining a nationally recognized real estate firm to market the Hotel for sale. The goal is to maximize the selling price of the Hotel and ultimately distribute the net sales proceeds to limited partners. There can be no assurance that the Partnership's marketing efforts will result in a sale of the Hotel, or that a sale, if completed, will result in any particular level of net sales proceeds.

A distribution in the amount of $1,395,000 or $0.20 per Unit was paid to limited partners on February 1, 1996. This distribution represented a one-time distribution of 1995 annual cash flow and surplus Partnership reserves, and did not indicate the reinstatement of regular cash distributions. The ability of the Partnership to make future distributions is dependent upon various factors, including the cash flow generated from Hotel operations, the adequacy of cash reserves, and the outcome of the Partnership's marketing efforts. In the future, these factors will be evaluated on an annual basis. There can be no assurance that future cash flow will be sufficient to fund additional distributions.

Results of Operations

For the three and nine-month periods ended September 30, 1996, the Partnership had net income of $225,415 and $518,280, respectively, compared with net income of $269,810 and $192,193, respectively, for the corresponding periods in 1995. The improvement for the nine-month period in 1996 is due primarily to an increase in Hotel Revenues, comprised of rooms, food and beverage, telephone and other departmental income, which was partially offset by an increase in unallocated Hotel and Partnership operating expenses including depreciation and amortization.

For the three and nine-month periods ended September 30, 1996, the Hotel generated departmental income of $2,283,139 and $6,556,893, respectively, compared to $2,172,581 and $5,772,883 for the three and nine-month periods ended September 30, 1995. The increase in departmental income for the 1996 periods is due to an increase in total Hotel Revenues as a result of higher occupancy levels and room rates, and higher food and beverage, telephone and other revenues, which was partially offset by an increase in departmental expenses.

For the three and nine-month periods ended September 30, 1996, unallocated Partnership and Hotel operating expenses, including depreciation, were $2,102,575 and $6,160,300, respectively, compared to $1,948,853 and $5,704,189, respectively, for the corresponding periods in 1995. The increases are primarily due to higher Hotel general and administrative expenses. Also contributing to the increases were higher ground rent, management fees, advertising and sales expense, property insurance premiums and depreciation and amortization. Ground rent, which is based on total revenues, increased due to higher total revenues for the period. Management fees increased due to higher gross sales on which Interstate receives a base percentage fee and higher profits on which Interstate's incentive management fee is based. Depreciation increased due to additions to furniture, fixings and equipment. For the nine-month period, these increases were partially offset by decreases in Partnership general and administrative expenses, utilities and maintenance costs and operating leases. For the three-month period, the increases were partially offset by a decrease in Partnership general and administrative expenses.

For the three and nine-month periods ended September 30, 1996, the Partnership generated total other income of $44,851, and $121,687, respectively, largely unchanged from $46,082 and $123,499, respectively, for the three and nine-month periods ended September 30, 1995.

The following chart summarizes the Hotel's performance for the nine-month period ended September 30 of the indicated years:

                                      1996          1995         % Change
Average Occupancy                    87.0%         84.3%             3.2%
Average Room Rate                  $ 83.76       $ 77.39             8.2%
Hotel Sales                   $ 11,800,133  $ 10,519,957            12.2%
Hotel House Profit             $ 3,522,997   $ 3,042,214            15.8%


Part II     Other Information

Item 1      Legal Proceedings.

            A lawsuit related to the replacement of the telephone system of the Property entitled Communication Facility Management Corporation vs. Manhattan Beach Hotel Partners, L.P., et al, was filed in June 1990 in Los Angeles Superior Court, naming the Partnership, among others, as a defendant. On November 7, 1994, the Court executed a formal dismissal order. CFMC subsequently filed a motion to vacate the dismissal which was denied by the Court on February 28, 1995. On February 16, 1996, CFMC filed an application with the Court for an extension to file an appellant's opening brief. The Court granted the extension and CFMC had until April 10, 1996 to file an opening brief to appeal the suit. This matter has been successfully concluded since CFMC permitted the time period for the filing of the opening brief to expire.

Items 2-5   Not applicable.

Item 6      Exhibits and reports on Form 8-K.

            (a)  Exhibits -

                 (27) Financial Data Schedule

            (b) Reports on Form 8-K- No reports on Form 8-K were filed during the quarter ended September 30, 1996.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         MANHATTAN BEACH HOTEL PARTNERS, L.P.

                         BY: MANHATTAN BEACH COMMERCIAL PROPERTIES III INC. General Partner



Date:  November 14, 1996

                         BY:  /s/Jeffrey C. Carter
                              President, Director and
                              Chief Financial Officer