Form 10-K
period 1996-12-31
MANHATTAN BEACH HOTEL PARTNERS LP
filed 1997-03-31
CIK 822026

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996

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

Registrant's telephone number, including area code: (212) 526- 3237

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

Documents Incorporated by Reference:

Portions of Parts I, II, III and IV are incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1996, filed as an exhibit under Item 14.

                                     PART I


Item 1.  Business

(a)  General Development of Business.
     -------------------------------
Manhattan Beach Hotel Partners, L.P., formerly Shearson California Radisson Plaza Partners, L.P. (see Item 10. "Certain Matters Involving Affiliates of Manhattan Beach Commercial Properties III Inc."), a Delaware limited partnership (the "Registrant" or the "Partnership"), was formed on September 8, 1987. The Partnership will continue until December 31, 2037 in accordance with the terms of its Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement"), unless terminated earlier pursuant thereto. The affairs of the Partnership are conducted by its general partner, Manhattan Beach Commercial Properties III Inc., formerly Shearson Lehman Commercial
Properties III, Inc. (see Item    10. "Certain Matters Involving Affiliates of
Manhattan Beach Commercial Properties III Inc."), a Delaware corporation (the "General Partner"), and an affiliate of Lehman Brothers Inc.

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

The Property.
------------
The Partnership was formed to acquire, own, lease and ultimately sell a leasehold interest in the land underlying and a fee estate in the improvements constituting the Radisson Plaza Hotel and Golf Course (the "Property" or the "Hotel"), a 384-room, 287,965 square foot commercial hotel and nine-hole executive golf course located on a 26.3 acre site in the City of Manhattan Beach, Los Angeles County, California (the "City"). The Property was acquired for a purchase price of $56,500,000 on December 1, 1987 from Manhattan Beach Hotel Properties, Ltd., a California limited partnership (the "Seller"), which developed the Property and opened it for occupancy in January 1987. The General Partner began marketing the Hotel for sale during the fourth quarter of 1996. For further information concerning the marketing of the Hotel, please refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein, and to the section entitled Message to Investors contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1996, filed as an exhibit under
Item 14. On March 20, 1997, the Partnership executed a Letter of Intent ( the "Letter of Intent") to sell the Property to a joint venture comprised of Host Marriott Corporation and Interstate Hotels Corporation (the "Buyer") for a cash purchase price of $38,250,000 (the "Marriott/Interstate Sale"). A subsidiary of Interstate Hotels Corporation ("Interstate") currently manages the Property and has done so for more than five years. The Buyer has 30 days in which to complete its due diligence investigation of the Property, during which time the parties will attempt to negotiate and execute a formal Purchase and Sale Contract (the "Contract"). It is currently anticipated that the closing of the sale would be within 10 business days following the end of the due diligence period. Certain of the conditions and terms in the Letter of Intent are not legally binding and are subject to the execution of the Contract. No assurance can be given that the Contract will be executed or that the Hotel will be sold on the terms contemplated by the Letter of Intent or at all. Please refer to
Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein for information regarding the liquidation of the Partnership following the sale of the Hotel.

Ground Lease.
------------
Information regarding the Ground Lease is incorporated by reference to
Note 5 "Real Estate Investments" of the Notes to the Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1996, filed as an exhibit under Item 14.

The Management Agreement and Hotel Leases.
-----------------------------------------
Information regarding the Management Agreement and Hotel Leases is incorporated by reference to Note 6 "Hotel Management Agreement" of the Notes to the Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1996, filed as an exhibit under
Item 14.

The Hotel is operated under a license agreement with Radisson Hotels International, Inc. ("Radisson"), which the Buyer has agreed to assume. Information regarding Radisson is incorporated by reference to Note 5 "Real Estate Investments" of the Notes to the Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1996, filed as an exhibit under Item 14. The Hotel is operated under a management agreement (the "Management Agreement") with Manhattan Beach Management Company, an affiliate of Interstate. Details regarding the Management Agreement are incorporated by reference to Note 6 "Hotel Management Agreement" of the Notes to the Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1996, filed as an exhibit under Item 14. The golf course is operated under an operating agreement with Radisson Golf Course Company, Inc., a party not affiliated with either Radisson or the Partnership.

(b)  Financial Information About Industry Segments.
     ---------------------------------------------
The Partnership's sole business is to own and operate the Property. All of the Partnership's revenues, operating profit or loss and assets relate solely to such industry segment.

(c)  Narrative Description of Business.
     ---------------------------------
The Partnership's principal objectives have been to (i) provide quarterly cash distributions, a portion of which are anticipated to be non-taxable due to depreciation deductions, (ii) preserve and protect capital and (iii) achieve long-term appreciation in the value of the Property for distribution upon sale. In view of the recently improved operating results of the Hotel and the strengthening hotel market, the General Partner began marketing the Hotel for sale. If the Hotel is sold, the Partnership will be liquidated.

Competition
-----------
Information with respect to market conditions in the area where the Property is located is incorporated by reference to the section entitled Message to Investors of the Partnership's Annual Report to Unitholders for the year ended December 31, 1996, filed as an exhibit under Item 14.

Employees
---------
The Partnership's business is managed by the General Partner and the Partnership has no employees. The current hotel staff and other personnel are employees of Interstate. Information regarding Interstate is incorporated by reference to
Note 6 "Hotel Management Agreement" of the Notes to Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1996, filed as an exhibit under Item 14.


Item 2.  The Property

Incorporated by reference to Note 5 "Real Estate Investments" of the Notes to the Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1996, filed as an exhibit under
Item 14.


Item 3.  Legal Proceedings

Incorporated by reference to Note 8 "Litigation" of the Notes to the Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1996, filed as an exhibit under Item 14.


Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Unitholders at a meeting or otherwise during the fourth quarter of the fiscal year for which this report has been filed.

                                    PART II

Item 5. Market for the Partnership's Limited Partnership interests and Security Holder Matters

(a) Market Information.
    ------------------
There is no established public market in which the Units are currently traded.


(b) Holders.
    -------
The number of Unitholders of record as of December 31, 1996 was 5,492.

(c) Dividends.
    ---------
A distribution in the amount of $1,395,000 or $0.20 per Unit was paid to limited partners on February 1, 1996. This distribution represented a one-time distribution of 1995 annual cash flow and surplus Partnership reserves, and did not indicate the reinstatement of regular cash distributions. The General Partner received a cash distribution of $14,091, representing its 1% share of the distribution paid February 1, 1996. No distributions were paid to Unitholders during the years ended December 31, 1995 and 1994. Cumulative distributions paid to Unitholders since the Partnership's inception total $2.24 per Unit. This amount includes $0.57 per Unit paid to class member Unitholders (the "Settlement Class") pursuant to the settlement of class actions brought against Shearson Lehman Hutton Inc., the Partnership and other affiliated defendants (the "Settlement"). Such distributions were drawn from the settlement fund (the "Settlement Fund") established to pay such distributions to the Settlement Class. The Settlement Fund was exhausted with the payment of the fourth quarter 1992 distribution. Unless the Hotel is sold, the ability of the Partnership to make future distributions will be dependent upon the cash flow generated from Hotel operations and the adequacy of cash reserves. There can be no assurance that future cash flow will be sufficient to fund any such additional distributions.


Item 6.  Selected Financial Data

Incorporated by reference to the section entitled Financial Results Comparison of the Partnership's Annual Report to Unitholders for the year ended
December 31, 1996, filed as an exhibit under Item 14.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------
The Hotel's operations improved during 1996 principally as a result of strengthening conditions in the Los Angeles Airport hotel market and management's efforts to diversify the Hotel's customer base. The Hotel is dependent primarily on business, group, contract and leisure travel for its revenues. The improved profitability of the Hotel during the year is largely attributable to the 7.7% increase in the average room rate and the 3.6% increase in the Hotel's average occupancy level, which were achieved as a result of management's efforts to reduce the volume of airline contracts and increase the number of business and group guests at higher rates.

At December 31, 1996, the Partnership had cash and cash equivalents of $2,100,400, including cash held at the Hotel for working capital, compared to $4,414,032 at December 31, 1995. The decrease is primarily due to the distribution paid to limited partners on February 1, 1996 and the payment during the fourth quarter of 1996 of management oversight fees accrued from 1989 through the third quarter of 1996 and the payment of other reimbursable expenses to the General Partner. Such remaining cash balances are expected to be sufficient to meet the anticipated cash requirements for operations of the Partnership. Restricted cash increased to $413,229 at December 31, 1996, compared to $187,464 at December 31, 1995. The increase is due to contributions to the account for furniture, fixtures and equipment ("FF&E reserve account") exceeding expenditures. Pursuant to the Management Agreement, contributions to the FF&E reserve account will be made over time to protect and maintain the value of the Hotel.

Accounts receivable increased to $1,386,303 at December 31, 1996, compared to $992,941 at December 31, 1995. Accounts payable and accrued liabilities increased to $1,549,286 at December 31, 1996, compared to $1,371,160 at December 31, 1995. The changes in both accounts receivable and accounts payable and accrued liabilities are due primarily to differences in the timing of payments. Prepaid and other assets was $382,225 at December 31, 1996, largely unchanged from $374,304 at December 31, 1995. Due to affiliates decreased to $63,495 at December 31, 1996 from $2,338,650 at December 31, 1995, primarily due to the payment in the fourth quarter of 1996 of management oversight fees accrued from 1989 through the third quarter of 1996 and the payment of other reimbursable expenses to the General Partner.

In view of the recently improved operating results of the Hotel and the strengthening hotel market, the General Partner began marketing the Hotel for sale during the fourth quarter of 1996. The General Partner subsequently retained the services of Eastdil Realty Company ("Eastdil"), a nationally-recognized real estate firm, to market the Hotel for sale, with the goal of maximizing the selling price of the Hotel and ultimately distributing the net sales proceeds to partners. On March 20, 1997, the Partnership executed a Letter of Intent ( the "Letter of Intent") to sell the Property to a joint venture of Host Marriott Corporation and Interstate Hotels Corporation (the "Buyer") for a cash purchase price of $38,250,000 (the "Marriott/Interstate Sale"). The Buyer has 30 days in which to complete its due diligence investigation of the Property, during which time the parties will attempt to negotiate and execute a formal Purchase and Sale Contract (the "Contract"). It is currently anticipated that the closing of the sale would be within 10 business days following the end of the due diligence period. Certain of the conditions and terms in the Letter of Intent are not legally binding and are subject to the execution of the Contract. If the Marriott/Interstate Sale is consummated on the terms contemplated by the Letter of Intent, the resulting distribution to limited partners is estimated to be in excess of $5.00 per Unit. However, the precise amount will be dependent on the results of Hotel and Partnership operations until closing, the specific terms of the Contract which remain to be negotiated, estimated expenses and other factors. While the General Partner believes that the Hotel is likely to be sold in 1997, there can be no assurance, however, that the Marriott/Interstate Sale or any other sale of the Hotel will be consummated, or that a sale, if completed, will result in any particular level of net sales proceeds.

During 1996, the Partnership wrote down the net book value of the Hotel by $4,797,429 to its estimated fair market value less costs to sell. The determination of the estimated fair market value of the property was based upon the Letter of Intent executed by the Partnership.

In view of the anticipated sale of the Hotel in 1997, the Partnership's real estate at cost, less accumulated depreciation and amortization at December 31, 1996, has been recorded on the Partnership's Balance Sheet as "Property held for disposition." Property held for disposition at December 31, 1996 was $36,800,000.

A distribution in the amount of $1,395,000 or $0.20 per Unit was paid to limited partners on February 1, 1996. This distribution represented a onetime distribution of 1995 annual cash flow and surplus Partnership reserves, and did not indicate the reinstatement of regular cash distributions. Unless the Hotel is sold, the ability of the Partnership to make future distributions is dependent upon various factors, including the cash flow generated from Hotel operations, the adequacy of cash reserves, and the outcome of the Partnership's marketing efforts. There can be no assurance that future cash flow will be sufficient to fund any such additional distributions.

On February 13, 1996, based upon, among other things, the advice of legal counsel, Skadden, Arps, Slate, Meagher & Flom LLP, the General Partner adopted a resolution that states, among other things, if a Change of Control (as defined below) occurs, the General Partner may distribute the Partnership's cash balances not required for its ordinary course day-to-day operations. "Change of Control" means any purchase or offer to purchase more than 10% of the Units that is not approved in advance by the General Partner. In determining the amount of the distribution, the General Partner may take into account all material factors. In addition, the Partnership will not be obligated to make any distribution to any partner, and no partner will be entitled to receive any distribution, until the General Partner has declared the distribution and established a record date and distribution date for the distribution.

Results of Operations
---------------------
1996 versus 1995
For the year ended December 31, 1996, the Partnership had a net loss of $4,306,925, compared with net income of $232,226 for the year ended
December 31, 1995. The change is primarily due to the loss on the Partnership's write down in 1996 of the net book value of the Hotel by $4,797,429. Excluding the loss on the write-down of real estate, the Partnership had net income of $490,504 for the year ended December 31, 1996, compared with net income of $232,226 for the year ended December 31, 1995. The improvement in 1996 is due primarily to an increase in Hotel revenues, comprised of rooms, food and beverage, telephone and other departmental income, which was partially offset by an increase in unallocated Hotel operating expenses, primarily consisting of administrative and general expenses, and also including depreciation and amortization.

For the year ended December 31, 1996, the Hotel generated departmental income of $8,544,477, compared to $7,618,135 for the year ended December 31, 1995. The increase in departmental income in 1996 is due to an increase in total Hotel Revenues as a result of higher occupancy levels and room rates, and higher food and beverage, telephone and other revenues, which was offset by an increase in departmental expenses.

For the year ended December 31, 1996, unallocated Partnership and Hotel operating expenses, including depreciation, were $12,999,678, compared to $7,564,513 for the year ended December 31, 1995. The increase is primarily due to the $4,797,429 loss on the write down of the net book value of the Hotel. Also contributing to the increase were higher Hotel general and administrative expenses, and to a lesser extent, higher ground rent, management fees, advertising and sales expense and depreciation and amortization. Ground rent, which is based on total revenues, increased due to higher total revenues for the period. Management fees increased due to higher gross sales on which Interstate receives a base percentage fee and higher profits on which Interstate's incentive management fee is based. Depreciation increased due to additions to furniture, fixtures and equipment. These increases were partially offset by decreases in Partnership general and administrative expenses and operating leases.

For the year ended December 31, 1996, the Partnership generated total other income of $148,276, compared to $178,604 for the year ended December 31, 1995. The decrease is due primarily to a decrease in interest income as a result of lower cash balances being maintained by the Partnership during 1996.

The following summarizes the Hotel's performance for the twelve months ended December 31 of the indicated years:

                                      1996              1995          % Change

 Average Occupancy                   85.3%             82.3%             3.6%
 Average Room Rate                 $ 83.59           $ 77.58             7.7%
 Hotel Sales                  $ 15,594,871      $ 13,835,896            12.7%
 Hotel House Profit           $  4,477,825      $  4,013,122            11.6%


1995 versus 1994
For the year ended December 31, 1995, the Partnership had net income of $232,226, compared to a net loss of $245,012 for the year ended
December 31, 1994. The improvement in 1995 primarily was due to an increase in Hotel Revenues, comprised of rooms, food and beverage, telephone and other departmental income and Partnership interest income which was partially offset by an increase in unallocated Hotel and Partnership operating expenses including depreciation.

For the year ended December 31, 1995, the Hotel generated departmental income of $7,618,135 compared to $6,985,451 for the year ended December 31, 1994. The 9.1% increase in departmental income in 1995 was due to a increase in total Hotel revenues as a result of higher room rates, higher food and beverage and telephone revenues, which was partially offset by a slight increase in departmental expenses.

For the year ended December 31, 1995, unallocated Hotel and Partnership operating expenses, including depreciation, were $7,564,513 compared to $7,287,878 for the corresponding period in 1994. The increase primarily was due to an increase in Hotel general and administrative expenses, which was largely attributable to higher property insurance premiums at the Hotel in 1995 relative to 1994. Also contributing to the increase were higher management fees, Partnership general and administrative expenses and depreciation and amortization costs. Management fees increased due to higher gross sales on which management receives a base percentage fee and higher incentive management fees associated with Hotel performance. Partnership general and administrative expenses increased due to increased legal expenses regarding the settlement of the lawsuit with Satellite Programming Services. Depreciation increased due to an increase in capitalized personal property.

Total other income for the year ended December 31, 1995 increased to $178,604 from $57,415 for the year ended December 31, 1994, primarily due to higher interest income attributable to higher cash balances and higher interest rates earned during the year.

The following summarizes the Hotel's performance for the twelve months ended December 31 of the indicated years:

                                      1995              1994          % Change

 Average Occupancy                   82.3%             85.5%             (3.7%)
 Average Room Rate                 $ 77.58           $ 70.02             10.8%
Hotel Sales                   $ 13,835,896      $ 13,186,812              4.9%
Hotel House Profit            $  4,013,122      $  3,386,612             18.5%


Item 8.  Financial Statements and Supplementary Data

Incorporated by reference to Schedule III and the Partnership's Annual Report to Unitholders for the year ended December 31, 1996, filed as an exhibit under
Item 14.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

The officers and/or directors of the General Partner are as follows:

   Name                                  Office
   ----                                  ------
   Jeffrey C. Carter                     President, Director and Chief
                                         Financial Officer
   Rocco F. Andriola                     Director and Vice President
   Regina Hertl                          Vice President
   Michael Marron                        Vice President


Jeffrey C. Carter, 51, is a Senior Vice President of Lehman Brothers in the Diversified Asset Group. Mr. Carter joined Lehman Brothers in September 1988. From 1972 to 1988, Mr. Carter held various positions with Helmsley-Spear Hospitality Services, Inc. and Stephen W. Brener Associates, Inc. including Director of Consulting Services at both firms. From 1982 through 1987, Mr. Carter was President of Keystone Hospitality Services, an independent hotel consulting and brokerage company. Mr. Carter received his B.S. degree in Hotel Administration from Cornell University and an M.B.A. degree from Columbia University.

Rocco F. Andriola, 38, is a Managing Director of Lehman Brothers in its Diversified Asset Group and has held such position since October 1996.. Since joining Lehman Brothers in 1986, Mr. Andriola has been involved in a wide range of restructuring and asset management activities involving real estate and other direct investment transactions. From June 1991 through September 1996, Mr. Andriola held the position of Senior Vice President in Lehman's Diversified Asset Group. From June 1989 through May 1991, Mr. Andriola held the position of First Vice President in Lehman's Capital Preservation and Restructuring Group. From 1986-89, Mr. Andriola served as a Vice President in the
Corporate Transactions Group of Shearson Lehman Brothers' office of the general counsel. Prior to joining Lehman Brothers, Mr. Andriola practiced corporate and securities law at Donovan Leisure Newton & Irvine in New York. Mr. Andriola received a B.A. from Fordham University, a J.D. from New York University School of Law, and an LL.M in Corporate Law from New York University's Graduate School of Law.

Regina M. Hertl, 38, is a First Vice President of Lehman Brothers in its Diversified Asset Group and is responsible for the investment management of commercial and residential real estate, and a venture capital portfolio. From January 1988 through December 1988, Ms. Hertl was Vice President of the Real Estate Accounting Group within the Controller's Department of Shearson Lehman Brothers. From September 1986 through December 1987, she was an Assistant Vice President responsible for real estate accounting analysis within the Controller's Department at Shearson. From September 1981 to September 1986, Ms. Hertl was employed by the accounting firm of Coopers & Lybrand. Ms. Hertl, who is a Certified Public Accountant, graduated from Manhattan College in 1981 with a B.S. degree in Accounting.

Michael Marron, 33, is a Vice President of Lehman Brothers and has been a member of the Diversified Asset Group since 1990 where he has actively managed and restructured a diverse portfolio of syndicated limited partnerships. Prior to joining Lehman Brothers, Mr. Marron was associated with Peat Marwick Mitchell & Co. serving in both its audit and tax divisions from 1985 to 1989. Mr. Marron received a B.S. degree from the State University of New York at Albany in 1985 and is a Certified Public Accountant.

Certain Matters Involving Affiliates of Manhattan Beach
Commercial Properties III Inc.

On July 31, 1993, Shearson Lehman Brothers Inc. ("Shearson") sold certain of its domestic retail brokerage and asset management businesses to Smith Barney, Harris Upham & Co. Incorporated ("Smith Barney"). Subsequent to this sale, Shearson changed its name to Lehman Brothers Inc. The transaction did not affect the ownership of the General Partner. However, the assets acquired by Smith Barney included the name "Shearson." Consequently, the Shearson Lehman Commercial Properties III, Inc. general partner changed its name to Manhattan Beach Commercial Properties III Inc.; Shearson Lehman Commercial Properties III Depositary, Inc., the Assignor Limited Partner, changed its name to Manhattan Beach Commercial Properties III Depositary, Inc.; and the name of the Partnership was changed to Manhattan Beach Hotel Partners, L.P. to delete any reference to "Shearson."


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

(c) Changes in control. No changes of control of the Partnership occurred in 1996.


Item 13.  Certain Relationships and Related Transactions

Incorporated by reference to Note 3 "Partnership Agreement," and Note 4 "Transactions with Related Parties" of the Notes to Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1996, filed as an exhibit under Item 14.


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)(1)    Financial Statements:

            Report of Independent Accountants (1)

            Balance Sheets - At December 31, 1996 and 1995 (1)

            Statements of Operations - For the years ended
            December 31, 1996, 1995 and 1994 (1)

            Statements of Partners' Capital (Deficit) - For the years ended December 31, 1996, 1995 and 1994 (1)

            Statements of Cash Flows - For the years ended
            December 31, 1996, 1995 and 1994 (1)

            Notes to the Financial Statements (1)

  (1) Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1996, which is filed as an exhibit under Item 14.

  (a)(2) Financial Statement Schedules: Independent Accountant's Report on Schedule III - Real Estate and Accumulated Depreciation.

  (a)(3)    Exhibits:  See Exhibit Index contained herein.

  (b) Reports on Form 8-K: No reports on Form 8-K were filed in the fourth quarter of the calendar year 1996.




  (c)                              Exhibit Index

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

 10.8 Accounting Services Agreement between the Registrant and Boston Safe Deposit and Trust Company (included as and incorporated herein by reference to Exhibit 10.8 of the Registrant's 1988 Annual Report on Form 10-K filed May 17, 1989).**

 10.9 Investor Services Agreement between the Registrant and Boston Safe Deposit and Trust Company (included as, and incorporated herein by reference to the Registrant's 1988 Annual Report on Form 10-K filed May 17, 1989).**

 10.10 Sublease Agreement, dated October 2, 1989, between Manhattan Beach Hotel Properties, Ltd., U.S. Hotel Properties Corporation, and Horst Osterkamp, (collectively, the "Sublessor"), and Kentucky Hospitality Employer, Inc., (the "Sublessee") (included as, and incorporated herein by reference to the Registrant's 1989 Annual Report on Form 10-K filed March 14, 1990.**

 10.11 Credit Agreement, dated September 1989, between the Registrant and Carlson Hospitality Group, Inc. (included as, and incorporated herein by reference to the Registrant's 1989 Annual Report on Form 10-K filed March 14, 1990.**

 10.12 Management Agreement, dated January 3, 1991, between the Registrant and Interstate Hotels Corporation incorporated herein by reference to Exhibit 10.12 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.**

 10.13 Form of the Settlement Agreement dated August 27, 1990 between the Partnership and class members incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.**

 10.14 Management Agreement, dated January 3, 1992, between the Registrant and Interstate Hotels Corporation incorporated herein by reference to Exhibit 10.14 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.**

 10.15 Management Agreement Extension, dated March 20, 1997, between the Registrant and Manhattan Beach Management Company.

 10.16 Letter of Intent, dated March 20, 1997, between the Registrant and a joint venture of Host Marriott Corporation and Interstate Hotels Corporation.

 13.1      Annual Report to the Unitholders for the year ended
           December 31, 1996.

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


Date:  March 28, 1997

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




Date:  March 28, 1997

                         BY:  s/Jeffrey C. Carter/
                       Name:  Jeffrey C. Carter
                      Title:  President, Director and
                              Chief Financial Officer

Date:  March 28, 1997

                         BY:  s/Rocco F. Andriola/
                       Name:  Rocco F. Andriola
                      Title:  Director and Vice President


Date:  March 28, 1997

                         BY:  s/Regina Hertl/
                       Name:  Regina Hertl
                      Title:  Vice President


Date:  March 28, 1997

                         BY:  s/Michael Marron/
                       Name:  Michael Marron
                      Title:  Vice President