Form 10-Q
period 1997-03-31
MANHATTAN BEACH HOTEL PARTNERS LP
filed 1997-05-15
CIK 822026

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
  X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 1997

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


Balance Sheets                                  At March 31,   At December 31,
                                                       1997              1996
Assets
Property held for disposition                  $ 36,800,000      $ 36,800,000
Cash and cash equivalents                         2,582,763         2,100,400
Restricted cash                                     415,392           413,229
Accounts receivable                               1,162,450         1,386,303
Prepaid and other assets                            357,760           382,225
                                               ------------      ------------
     Total Assets                              $ 41,318,365      $ 41,082,157
                                               ============      ============
Liabilities and Partners' Capital
Liabilities:
  Accounts payable and accrued liabilities     $  1,373,685      $  1,549,286
  Due to affiliates                                  62,500            63,495
                                               ------------      ------------
      Total Liabilities                           1,436,185         1,612,781
                                               ------------      ------------
Partners' Capital  (Deficit):
  General Partner                                (1,221,923)       (1,634,727)
  Limited Partners (6,975,000 limited
  partnership units authorized, issued
  and outstanding)                               41,104,103        41,104,103
                                               ------------      ------------
      Total Partners' Capital                    39,882,180        39,469,376
                                               ------------      ------------
    Total Liabilities and Partners' Capital    $ 41,318,365      $ 41,082,157
                                               ============      ============



Statement of Partners' Capital (Deficit)
For the three months ended March 31, 1997
                                         General        Limited
                                         Partner       Partners         Total
Balance at December 31, 1996        $ (1,634,727)  $ 41,104,103  $ 39,469,376
Net income                               412,804              0       412,804
                                    ------------   ------------  ------------
Balance at March 31, 1997           $ (1,221,923)  $ 41,104,103  $ 39,882,180
                                    ============   ============  ============



Statements of Operations
For the three months ended March 31,                   1997             1996
Hotel Revenues
Rooms                                           $ 2,597,617      $ 2,509,552
Food and beverage                                 1,124,402        1,071,916
Telephone                                           166,887          161,470
Other                                                75,493           39,843
                                                -----------      -----------
     Total Revenues                               3,964,399        3,782,781
                                                -----------      -----------
Departmental Expenses
Rooms                                               708,366          667,969
Food and beverage                                   933,949          903,011
Telephone                                            78,398           95,182
Other                                                18,455           10,762
                                                -----------      -----------
     Total Expenses                               1,739,168        1,676,924
                                                -----------      -----------
     Departmental Income                          2,225,231        2,105,857
                                                -----------      -----------
Unallocated Partnership and Hotel Operating Expenses
Advertising and sales                               173,873          145,274
General and administrative:
     Hotel and other                                625,632          613,795
     Partnership                                    152,233          125,445
Utilities and maintenance                           435,874          273,962
Ground rent                                         189,987          180,778
Management fees                                     125,512          118,145
Property taxes                                      101,062           96,663
Operating leases                                     34,656           14,904
Depreciation and amortization                             0          449,573
                                                -----------      -----------
                                                  1,838,829        2,018,539
                                                -----------      -----------
     Operating Income                               386,402           87,318
                                                -----------      -----------
Other Income
Interest income                                      25,267           38,850
Other income                                          1,135              760
                                                -----------      -----------
                                                     26,402           39,610
                                                -----------      -----------
     Net Income                                 $   412,804      $   126,928
                                                ===========      ===========
Net Income Allocated:
To the General Partner                          $   412,804      $   126,928
To the Limited Partners                                   0                0
                                                -----------      -----------
                                                $   412,804      $   126,928
                                                ===========      ===========
Net Income per limited partnership unit
    (6,975,000 outstanding)                             $ 0              $ 0
                                                -----------      -----------



Statements of Cash Flows
For the three months ended March 31,                   1997             1996

Cash Flows From Operating Activities:
Net income                                      $   412,804      $   126,928
Adjustments to reconcile net income to net cash
provided by (used for) operating activities:
   Depreciation and amortization                          0          449,573
   Increase (decrease) in cash arising from changes
   in operating assets and liabilities:
     Fundings of restricted cash                   (166,967)        (207,698)
     Proceeds from restricted cash                  164,804                0
     Accounts receivable                            223,853         (422,153)
     Prepaid and other assets                        24,465           38,381
     Accounts payable and accrued liabilities      (175,601)        (284,180)
     Due to affiliates                                 (995)          61,654
                                                -----------      -----------
Net cash provided by (used for)
 operating activities                               482,363         (237,495)
                                                -----------      -----------
Cash Flows From Investing Activities:
Proceeds from restricted cash                             0          156,726
Additions to real estate                                  0         (156,726)
                                                -----------      -----------
Net cash used for investing activities                    0                0
                                                -----------      -----------
Cash Flows From Financing Activities:
Distributions                                             0       (1,409,091)
                                                -----------      -----------
Net cash used for financing activities                    0       (1,409,091)
                                                -----------      -----------
Net increase (decrease) in cash and
 cash equivalents                                   482,363       (1,646,586)
Cash and cash equivalents, beginning of period    2,100,400        4,414,032
                                                -----------      -----------
Cash and cash equivalents, end of period        $ 2,582,763      $ 2,767,446
                                                ===========      ===========




Notes to the Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1996 audited financial statements within Form 10-K .

The unaudited interim financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1997 and the results of operations and cash flows for the three months ended March 31, 1997 and 1996 and the statement of partner's capital (deficit) for the three months ended March 31, 1997. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified in order to conform to the current year's presentation.

The following significant events have occurred subsequent to fiscal year 1996, which requires disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5):

On March 20, 1997, the Partnership executed a letter of intent to sell the Radisson Plaza Hotel and Golf Course (the "Hotel") to a joint venture of Host Marriott Corporation and Interstate Hotels Corporation (the "Buyer") for a cash purchase price of $38,250,000 (the "Marriott/Interstate Sale"). Interstate Hotels Corporation currently manages the Hotel and has done so with its wholly-owned subsidiary for more than five years. The Buyer originally had 30 days in which to complete its due diligence investigation of the Hotel, during which time the parties were to negotiate and execute a formal Purchase and Sale Contract (the "Contract"). However, the due diligence period has been extended through May 19, 1997. The extension was entered into to enable the Buyer to complete its due diligence and to enable the parties to finalize the terms of the Contract. It is currently anticipated that the closing of the Marriott/Interstate Sale would be seven calendar days following the receipt of various third-party consents to the transaction, and not later than a date that will be established prior to the completed negotiation of the Contract. Certain of the conditions and terms in the letter of intent are not legally binding and are subject to the execution of the Contract.



Part I, Item 2.   Management's Discussion and Analysis of Financial Condition
                  and Results of Operations

Liquidity and Capital Resources

The Hotel's operations improved during 1997 principally as a result of strengthening conditions in the Los Angeles Airport hotel market and management's efforts to diversify the Hotel's customer base. The Hotel is dependent primarily on business, group, contract and leisure travel for its revenues. The improved profitability of the Hotel during the year is largely attributable to the 8.3% increase in the Hotel's average room rate, which was achieved as a result of management's efforts to reduce the volume of airline contracts and increase the number of business and group guests at higher rates.

In view of the recently improved operating results of the Hotel and the strengthening hotel market, the General Partner decided to market the Hotel for sale during the fourth quarter of 1996. The General Partner subsequently retained the services of Eastdil Realty Company ("Eastdil"), a nationally-recognized real estate firm, to market the Hotel for sale with the goal of maximizing the selling price of the Hotel and ultimately distributing the net sales proceeds to partners. On March 20, 1997, the Partnership executed a Letter of Intent ( the "Letter of Intent") to sell the Hotel to a joint venture of Host Marriott Corporation and Interstate Hotels Corporation (the "Buyer") for a cash purchase price of $38,250,000 (the "Marriott/Interstate Sale"). Interstate Hotels Corporation ("Interstate") currently manages the Hotel and has done so with its wholly-owned subsidiary for more than five years. The Buyer originally had 30 days in which to complete its due diligence investigation of the Hotel, during which time the parties were to negotiate and execute a formal Purchase and Sale Contract (the "Contract"). However, the due diligence period has been extended through May 19, 1997. The extension was entered into to enable the Buyer to complete its due diligence and to enable the parties to finalize the terms of the Contract. It is currently anticipated that the closing of the Marriott/Interstate Sale would be seven calendar days following the receipt of various third-party consents to the transaction, and not later than a date that will be established prior to the completed negotiation of the Contract. Certain of the conditions and terms in the Letter of Intent are not legally binding and are subject to the execution of the Contract. If the Marriott/Interstate Sale is consummated on the terms contemplated by the Letter of Intent, the resulting distribution to Limited Partners is estimated to be in excess of $5.00 per Unit. However, the precise amount will be dependent on the results of Hotel and Partnership operations until closing, the specific terms of the Contract which remain to be negotiated, estimated expenses and other factors. While the General Partner believes that the Hotel is likely to be sold in 1997, there can be no assurance, however, that the Marriott/Interstate Sale or any other sale of the Hotel will be consummated, or that a sale, if completed, will result in any particular level of net sales proceeds.

In view of the anticipated sale of the Hotel in 1997, the Partnership's real estate at cost, less accumulated depreciation and amortization at March 31, 1997 has been recorded on the Partnership's Balance Sheet as "Property held for disposition." Property held for disposition at March 31, 1997 was $36,800,000.

At March 31, 1997, the Partnership had cash and cash equivalents of $2,582,763, including cash held at the Hotel for working capital, compared to $2,100,400 at December 31, 1996. The increase is due to net cash provided by operating activities. Such cash balances are expected to be sufficient to meet the anticipated cash requirements for operations of the Partnership. Pursuant to the Management Agreement, contributions to the account for furniture, fixtures and equipment ("FF&E reserve account") are to be made over time to protect and maintain the value of the Hotel. Restricted cash was $415,392 at March 31, 1997, largely unchanged from $413,229 at December 31, 1996. The slight increase is due to contributions to the FF&E reserve account exceeding expenditures.

Accounts receivable decreased to $1,162,450 at March 31, 1997, compared to $1,386,303 at December 31, 1996. Accounts payable and accrued liabilities decreased to $1,373,685 at March 31, 1997, compared to $1,549,286 at December 31, 1996. The changes in accounts receivable and accounts payable and accrued liabilities are due primarily to differences in the timing of payments. Prepaid and other assets decreased to $357,760 at March 31, 1997, compared to $382,225 at December 31, 1996. Due to affiliates was $62,500 at March 31, 1997, largely unchanged from $63,495 at December 31, 1996.

Assuming the pending sale of the Hotel is consummated, the General Partner intends to make one or more liquidating distributions in 1997. Unless the Hotel is sold, the ability of the Partnership to make future distributions is dependent upon various factors, including the cash flow generated from Hotel operations, the adequacy of cash reserves, and the outcome of the Partnership's marketing efforts. There can be no assurance that future cash flow will be sufficient to fund any such distributions.

Results of Operations

For the three-month period ended March 31, 1997, the Partnership had net income of $412,804, compared with net income of $126,928 for the corresponding period in 1996. The increase is primarily due to an increase in Hotel revenues, comprised of rooms, food and beverage, telephone and other departmental income, and also due to a decrease in depreciation and amortization.

For the three-month period ended March 31, 1997, the Hotel generated departmental income of $2,225,231, compared to $2,105,857 for the corresponding period in 1996. The increase primarily is due to an increase in total Hotel Revenues as a result of higher room rates, and higher food and beverage, telephone and other revenues, which was offset by an increase in departmental expenses.

For the three-month period ended March 31, 1997, unallocated Partnership and Hotel operating expenses were $1,838,829, compared to $2,018,539 for the corresponding period in 1996. The 1996 balance includes depreciation and amortization. The decrease for the 1997 period primarily is due to the Hotel no longer being depreciated as a result of it being reclassified as "Property held for disposition". This decrease was partially offset by increases in all other expenses. Utilities and maintenance increased due to higher repairs and maintenance expenses in 1997, primarily as a result of the reclassification of the Partnership's real estate to "Property held for disposition" and the resulting expense (rather than capitalization) of FF&E added in the three-month period. Advertising and sales expense increased due to an increase in administrative costs related to the advertising and sales department. Partnership general and administrative expenses increased primarily due to higher legal expenses and printing and postage costs. Ground rent, which is based on total revenues, increased due to higher total revenues for the period. Management fees increased due to higher gross sales on which the Hotel manager, Interstate, receives a base percentage fee and higher profits on which Interstate's incentive management fee is based.

For the three-month period ended March 31, 1997, the Partnership generated total other income of $26,402, compared to $39,610 for the corresponding period in 1996. The decrease is due primarily to a decrease in interest income as a result of lower cash balances being maintained by the Partnership.

The following summarizes the Hotel's performance for the three-month period ended March 31 of the indicated years:

                                    1997           1996        % Change
 Average Occupancy                 84.1%          87.0%           (3.3%)
 Average Room Rate               $ 90.28        $ 83.38            8.3%
 Hotel Sales                 $ 3,964,399    $ 3,782,781            4.8%
 Hotel House Profit          $ 1,178,740    $ 1,105,227            6.7%



Part II        Other Information

Items 1-5      Not applicable.

Item 6         Exhibits and reports on Form 8-K.

               (a)  Exhibits -

                    (27)  Financial Data Schedule

               (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 1997.





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                        MANHATTAN BEACH HOTEL PARTNERS, L.P.

                        BY: MANHATTAN BEACH COMMERCIAL PROPERTIES III INC. General Partner




Date:  May 14, 1997
                        BY:  /s/ Jeffrey C. Carter
                             ---------------------
                             President, Director and
                             Chief Financial Officer