Form 10-Q
period 1997-06-30
MANHATTAN BEACH HOTEL PARTNERS LP
filed 1997-08-14
CIK 822026

United States Securities and Exchange Commission
                     Washington, D.C. 20549

                           FORM 10-Q

(Mark One)
         X            Quarterly Report Pursuant to Section 13
or
15(d) of the Securities Exchange Act of 1934

         For the Quarterly Period Ended June 30, 1997

        or

                     Transition Report Pursuant to Section 13
or 15(d) of the Securities Exchange Act of 1934
       For the Transition period from ______  to ______


               Commission File Number:  33-17274


              MANHATTAN BEACH HOTEL PARTNERS, L.P.
      Exact Name of Registrant as Specified in its Charter


           Delaware                             95-4201183
State or Other Jurisdiction of
Incorporation or OrganizationI.R.S. Employer
                                                Identification No.


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
                     Yes    X    No ____


Balance Sheets                          At June 30,     At December 31,
                                               1996                1997
Assets
Property held for disposition           $36,800,000     $36,800,000
Cash and cash equivalents                 3,430,061       2,100,400
Restricted cash                             500,270         413,229
Accounts receivable                       1,240,004       1,386,303
Prepaid and other assets                    398,988         382,225
     Total Assets                       $42,369,323     $41,082,157

Liabilities and Partners' Capital
Liabilities:
Accounts payable
and accrued liabilities                 $ 1,576,939     $ 1,549,286
  Due to affiliates                          62,746          63,495
  Total Liabilities                       1,639,685       1,612,781
Partners' Capital (Deficit):
  General Partner                          (374,465)     (1,634,727)
  Limited Partners (6,975,000
  limited partnership units
  authorized, issued and outstanding)    41,104,103      41,104,103
  Total Partners' Capital                40,729,638      39,469,376
Total Liabilities and Partners' Capital $42,369,323     $41,082,157


Statement of Partners' Capital (Deficit)
For the six months ended June 30, 1997
                                   General         Limited
                                   Partner         Partners
                                                                  Total
Balance at December 31, 1996       $(1,634,727)    $41,104,103    $39,469,376
Net income                           1,260,262               _      1,260,262
Balance at June 30, 1997             $(374,465)    $41,104,103    $40,729,638

Statements of Operations        Three months            Six months
                                ended June 30,          ended June 30,
                            1997        1996         1997        1996
Hotel Revenues
Rooms                       $2,739,809  $2,467,494   $5,337,426  $4,977,046
Food and beverage            1,501,054   1,210,081    2,625,456   2,281,997
Telephone                      162,857     167,557      329,744     329,027
Other                           88,567      46,886      164,060      86,729
  Total Revenues             4,492,287   3,892,018    8,456,686   7,674,799
Departmental Expenses
Rooms                          711,304     683,956    1,419,670   1,351,925
Food and beverage            1,058,029     941,300    1,991,978   1,844,311
Telephone                       65,569      86,729      143,967     181,911
Other                           20,129      12,136       38,584      22,898
  Total Expenses             1,855,031   1,724,121    3,594,199   3,401,045
  Departmental Income        2,637,256   2,167,897    4,862,487   4,273,754
Unallocated Partnership and
Hotel Operating Expenses
Advertising and sales          166,540     145,263      340,413     290,537
General and administrative:
         Hotel and other       627,815     581,410    1,253,447   1,195,205
         Partnership           125,337     135,123      277,570     260,568
Utilities and maintenance      285,264     281,621      556,334     555,583
Ground rent                    209,892     184,474      399,879     365,252
Management fees                169,730     130,468      295,242     248,613
Property taxes                 101,058      97,866      202,120     194,529
Operating leases                32,355      23,911       67,011      38,815
Depreciation and amortization        _     459,050            _     908,623
Loss on real estate assets
held for disposition           106,981           _      271,785           _
                             1,824,972   2,039,186    3,663,801   4,057,725
  Operating Income             812,284     128,711    1,198,686     216,029
Other Income
Interest income                 32,744      36,036       58,011      74,886
Other income                     2,430       1,190        3,565       1,950
                                35,174      37,226       61,576      76,836
  Net Income                  $847,458    $165,937   $1,260,262  $  292,865
Net Income Allocated:
To the General Partner        $847,458    $165,937   $1,260,262  $  292,865
To the Limited Partners              _           _            _           _
                              $847,458    $165,937   $1,260,262  $  292,865
Net Income per limited
partnership unit
    (6,975,000 outstanding)        $ _         $ _          $ _        $ _


Statements of Cash Flows
For the six months ended June 30,       1997                    1996
Cash Flows From Operating Activities:
Net income                              $1,260,262              $   292,865
Adjustments to reconcile
net income to net cash
provided by operating activities:
      Depreciation and amortization              _                  908,623
  Loss on real estate assets held for
  disposition                              271,785                        _
 Increase (decrease) in cash arising
 from changes
 in operating assets and liabilities:
   Fundings of restricted cash            (358,826)                (378,032)
        Accounts receivable                146,299                 (487,967)
   Prepaid and other assets                (16,763)                (196,049)
  Accounts payable and accrued liabilities  27,653                 (117,721)
  Due to affiliates                           (749)                  84,776
Net cash provided by operating
activities                               1,329,661                  106,495
Cash Flows From Investing Activities:
Proceeds from restricted cash              271,785                  379,059
Additions to real estate                  (271,785)                (379,059)
Net cash used for investing activities           _                        _
Cash Flows From Financing Activities:
Distributions                                    _               (1,409,091)
Net cash used for financing activities           _               (1,409,091)
Net increase (decrease) in
cash and cash equivalents
                                         1,329,661               (1,302,596)
Cash and cash equivalents,
beginning of period                      2,100,400                4,414,032
Cash and cash equivalents,
end of period                           $3,430,061               $3,111,436



Notes to the Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1996 audited financial statements within Form 10-K.


The unaudited interim financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1997 and the results of operations for the three and six months ended June 30, 1997 and 1996, cash flows for the six months ended June 30, 1997 and 1996, and the statement of partners' capital (deficit) for the six months ended June 30, 1997. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.


The following significant events have occurred subsequent to fiscal year 1996, which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5):


On March 20, 1997, the Partnership executed a letter of intent to sell the Radisson Plaza Hotel and Golf Course (the "Hotel") to a joint venture of Host Marriott Corporation and Interstate Hotels Corporation for a cash purchase price of $38,250,000, subject to closing adjustments (the "Marriott/Interstate Sale"). Interstate Hotels Corporation currently manages the Hotel and has done so with its wholly-owned subsidiary for more than five years. On July 15, 1997, the Partnership executed a formal purchase and sale contract with a partnership comprised of affiliates of Host Marriott Corporation and Interstate Hotels Corporation to sell the Hotel. It is currently anticipated that the closing of the Marriott/Interstate Sale will take place in August 1997, following the satisfaction of certain requirements to closing.


Part I, Item 2.Management's Discussion and Analysis of
Financial Condition and Results of
Operations

Liquidity and Capital Resources
The Hotel's operations improved during 1997 principally as a result of strengthening conditions in the Los Angeles Airport hotel market and management's efforts to diversify the Hotel's customer base. The Hotel is dependent primarily on business, group, contract and leisure travel for its revenues. The improved profitability of the Hotel during the year is largely attributable to the 12.6% increase in the Hotel's average room rate, which was achieved as a result of management's efforts to reduce the volume of airline contracts and increase the number of business and group guests at higher rates.

In view of the recently improved operating results of the Hotel and the strengthening hotel market, the General Partner decided to market the Hotel for sale during the fourth quarter of 1996. The General Partner subsequently retained the services of Eastdil Realty Company ("Eastdil"), a nationally-recognized real estate firm, to market the Hotel for sale with the goal of maximizing the selling price of the Hotel and ultimately distributing the net sales proceeds to partners. On March 20, 1997, the Partnership executed a Letter of Intent to sell the Hotel to a joint venture of Host Marriott Corporation and Interstate Hotels Corporation for a cash purchase price of $38,250,000, subject to closing adjustments (the "Marriott/Interstate Sale"). Interstate Hotels Corporation ("Interstate") currently manages the Hotel and has done so with its wholly-owned subsidiary for more than five years. On July 15, 1997, the Partnership executed a formal purchase and sale contract with a partnership comprised of affiliates of Host Marriott Corporation and Interstate Hotels Corporation to sell the Hotel. It is currently anticipated that the closing of the Marriott/Interstate Sale will take place in August 1997, following the satisfaction of certain requirements to closing. After consummating the Marriott/Interstate Sale, the General Partner intends to make one or more liquidating distributions to Partners. The General Partner currently estimates that the distributable cash will be approximately $5.50 per Unit. However, the final amount will be dependent on Hotel and Partnership operations until closing, the timing of the closing, closing adjustments and other factors, all of which are uncertain at this time.

In view of the anticipated sale of the Hotel in 1997, the Partnership's real estate has been recorded on the Partnership's Balance Sheet as "Property held for disposition."
Property held for disposition at June 30, 1997 was $36,800,000.

At June 30, 1997, the Partnership had cash and cash equivalents of $3,430,061, including cash held at the Hotel for working capital, compared to $2,100,400 at December 31, 1996. The increase is due to net cash provided by operating activities. Such cash balances are expected to be sufficient to meet the anticipated cash requirements for operations of the Partnership. Pursuant to the management agreement for the Hotel, contributions to the account for furniture, fixtures and equipment ("FF&E reserve account") are to be made over time to protect and maintain the value of the Hotel. Restricted cash was $500,270 at June 30, 1997, compared to $413,229 at December 31, 1996. The increase is due to contributions to the FF&E reserve account exceeding expenditures.

Accounts receivable decreased to $1,240,004 at June 30, 1997, compared to $1,386,303 at December 31, 1996. Accounts payable and accrued liabilities increased to $1,576,939 at June 30, 1997, compared to $1,549,286 at December 31, 1996. The changes in accounts receivable and accounts payable and accrued liabilities are due primarily to differences in the timing of payments. Prepaid and other assets increased to $398,988 at June 30, 1997, compared to $382,225 at December 31, 1996, primarily due to professional fees incurred in connection with the retention of Eastdil, which were partially offset by a decrease in prepaid inventory and other property expenses. Due to affiliates was $62,746 at June 30, 1997, largely unchanged from $63,495 at December 31, 1996.

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

Results of Operations
For the three- and six-month periods ended June 30, 1997, the Partnership had net income of $847,458 and $1,260,262, respectively, compared with net income of $165,937 and $292,865, respectively, for the three- and six-month periods ended June 30, 1996. The increases are primarily due to increases in Hotel revenues, comprised of rooms, food and beverage, telephone and other departmental income, and also due to the cessation of depreciation and amortization expenses.

For the three- and six-month periods ended June 30, 1997, the Hotel generated departmental income of $2,637,256 and $4,862,487, respectively, compared to $2,167,897 and $4,273,754, respectively, for the three- and six-month periods ended June 30, 1996. The increases in departmental income for the 1997 periods are due to increases in total Hotel revenues as a result of higher room rates, and higher food and beverage and other revenues, which were partially offset by increases in departmental expenses.

For the three- and six-month periods ended June 30, 1997, unallocated Partnership and Hotel operating expenses were $1,824,972 and $3,663,801, respectively, compared to $2,039,186 and $4,057,725, respectively, for the corresponding periods in 1996. The 1996 balances include depreciation and amortization. The decreases for the 1997 periods primarily are due to the Hotel no longer being depreciated as a result of it being reclassified as "Property held for disposition". These decreases were partially offset by Loss on real estate assets held for disposition, primarily due to FF&E additions being expensed as a result of the reclassification of the Partnership's real estate to "Property held for disposition". To a lesser extent, the decreases in unallocated Partnership and Hotel operating expenses were partially offset by increases in advertising and sales expenses, Hotel and other general and administrative expenses, ground rent and management fees. Advertising and sales expense increased due to an increase in administrative costs related to the advertising and sales department. Hotel and other general and administrative expenses increased primarily due to an increase in the franchise fee, which is applied to the Hotel's total room sales. Ground rent, which is based on total revenues, increased due to higher total revenues for the 1997 periods. Management fees increased due to higher gross sales on which the Hotel manager, Interstate, receives a base percentage fee and higher profits on which Interstate's incentive management fee is based.

For the three-month period ended June 30, 1997, the Partnership generated total other income of $35,174, largely unchanged from
$37,226 for the three-month period ended June 30, 1996.  For the six-month period ended June 30, 1997, the Partnership
generated total other income of $61,576, compared to $76,836 for the six-
month period ended June 30,   1996.  The decrease for the
six-month period is due primarily to a decrease in interest income as a result of lower cash balances being maintained by the Partnership during 1997.

The following summarizes the Hotel's performance for the six-month period ended June 30 of the indicated years:

                       1997        1996%       Change
Average Occupancy       83.2%       86.4%      (3.7%)
Average Room Rate      $93.31      $82.89      12.6%
Hotel Sales        $8,456,686  $7,674,799      10.2%
Hotel House Profit $2,740,125  $2,286,295      19.9%

Part II   Other Information

Item 1-5  Not applicable.

Item 6    Exhibits and reports on Form 8-K.

          (a)  Exhibits -

            (27) Financial Data Schedule

          (b) Reports on Form 8-K- No reports on Form 8-K were filed during the quarter ended June 30, 1997.






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



                         MANHATTAN BEACH HOTEL PARTNERS, L.P.
                     BY: MANHATTAN BEACH COMMERCIAL PROPERTIES III INC.
                         General Partner



Date:                   August 14, 1997
BY:                     /s/ Jeffrey C. Carter
                         President, Director and
                         Chief Financial Officer