Form 10-Q
period 1997-09-30
MANHATTAN BEACH HOTEL PARTNERS LP
filed 1997-11-14
CIK 822026

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
    X      Quarterly Report Pursuant to Section 13 or 15(d) of the
  ----     Securities Exchange Act of 1934

               For the Quarterly Period Ended September 30, 1997

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





Balance Sheets                               At September 30,  At December 31,
                                                        1997             1996
Assets
Property held for disposition                    $         0     $ 36,800,000
Cash and cash equivalents                            692,558        2,100,400
Restricted cash                                      200,000          413,229
Accounts receivable                                    1,107        1,386,303
Prepaid and other assets                             111,102          382,225

     Total Assets                                $ 1,004,767     $ 41,082,157

Liabilities and Partners' Capital
Liabilities:
 Accounts payable and accrued liabilities        $   148,696      $ 1,549,286
 Due to affiliates                                    62,500           63,495

     Total Liabilities                               211,196        1,612,781

Partners' Capital (Deficit):
  General Partner                                   (472,443)      (1,634,727)
  Limited Partners (6,975,000 limited partnership
  units authorized, issued and outstanding)        1,266,014       41,104,103

     Total Partners' Capital                         793,571       39,469,376

     Total Liabilities and Partners' Capital     $ 1,004,767     $ 41,082,157



Statement of Partners' Capital (Deficit)
For the nine months ended September 30, 1997
                                        General         Limited
                                        Partner        Partners          Total
Balance at December 31, 1996       $ (1,634,727)   $ 41,104,103   $ 39,469,376
Net income                            1,564,689               0      1,564,689
Distributions                          (402,405)    (39,838,089)   (40,240,494)

Balance at September 30, 1997      $   (472,443)   $  1,266,014   $    793,571





Statements of Operations
                                  Three months ended        Nine months ended
                                     September 30,             September 30,
                                   1997         1996         1997         1996
Hotel Revenues
Rooms                       $ 1,384,170  $ 2,611,756  $ 6,721,596  $ 7,588,802
Food and beverage               557,591    1,274,601    3,183,047    3,556,598
Telephone                        86,928      171,081      416,672      500,108
Other                            52,975       67,896      217,035      154,625

     Total Revenues           2,081,664    4,125,334   10,538,350   11,800,133

Departmental Expenses
Rooms                           390,801      718,586    1,810,471    2,070,511
Food and beverage               525,141    1,023,132    2,517,119    2,867,443
Telephone                        35,237       87,116      179,204      269,027
Other                             8,742       13,361       47,326       36,259

     Total Expenses             959,921    1,842,195    4,554,120    5,243,240

     Departmental Income      1,121,743    2,283,139    5,984,230    6,556,893

Unallocated Partnership and
Hotel Operating Expenses
Advertising and sales            84,511      156,863      424,924      447,400
General and administrative:
    Hotel and other             328,229      584,347    1,581,676    1,779,552
    Partnership                  99,451      100,614      377,021      361,182
Utilities and maintenance       184,163      326,533      740,497      882,116
Ground rent                      99,740      206,367      499,619      571,619
Management fees                  70,773      138,181      366,015      386,794
Property taxes                   49,686      101,058      251,806      295,587
Operating leases                 14,107       24,218       81,118       63,033
Depreciation and amortization         0      464,394            0    1,373,017
Provision for loss on property
  held for disposition            8,347            0      280,132            0

                                939,007    2,102,575    4,602,808    6,160,300
     Operating Income (loss)    182,736      180,564    1,381,422      396,593

Other Income (Loss)
Interest income                 195,651       44,056      253,662      118,942
Other income                        715          795        4,280        2,745
Loss on sale of property        (74,675)           0      (74,675)           0

                                121,691       44,851      183,267      121,687

   Net Income               $   304,427  $   225,415  $ 1,564,689  $   518,280

Net Income Allocated:
To the General Partner      $   304,427  $   225,415  $ 1,564,689  $   518,280
To the Limited Partners               0            0            0            0

                            $   304,427  $   225,415  $ 1,564,689  $   518,280

Net Income per limited partnership unit
(6,975,000 outstanding)             $ 0          $ 0          $ 0          $ 0




Statements of Cash Flows
For the nine months ended September 30,                  1997            1996

Cash Flows From Operating Activities:
Net income                                        $ 1,564,689     $   518,280
Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation and amortization                             0       1,373,017
  Loss on provision for property held
       for disposition                                280,132               0
  Loss on sale of property                             74,675               0
Increase (decrease) in cash arising from
changes in operating assets and liabilities:
  Funding of restricted cash                         (697,535)       (561,990)
  Accounts receivable                               1,385,196        (425,394)
  Prepaid and other assets                            214,338        (137,992)
  Accounts payable and accrued liabilities         (1,400,590)         45,111
  Due to affiliates                                      (995)        142,666

Net cash provided by operating activities           1,419,910         953,698

Cash Flows From Investing Activities:
Net proceeds from sale of property                 36,782,110               0
Proceeds from restricted cash                         910,764         401,855
Additions to real estate                             (280,132)       (401,855)

Net cash provided by investing activities          37,412,742               0

Cash Flows From Financing Activities:
Distributions                                     (40,240,494)     (1,409,091)
Net cash used for financing activities            (40,240,494)     (1,409,091)

Net decrease in cash and cash equivalents          (1,407,842)       (455,393)

Cash and cash equivalents, beginning of period      2,100,400       4,414,032
Cash and cash equivalents, end of period          $   692,558     $ 3,958,639




Notes to the Financial Statements

The unaudited interim financial statements should be read in conjunction with Manhattan Beach Hotel Partners L.P.'s (the "Partnership") annual 1996 audited financial statements within Form 10-K.

The unaudited interim financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1997 and the results of operations for the three and nine months ended September 30, 1997 and 1996, cash flows for the nine months ended September 30, 1997 and 1996, and the statement of partners' capital (deficit) for the nine months ended
September 30, 1997. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

The following significant events have occurred subsequent to fiscal year 1996, which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5):

On March 20, 1997, the Partnership executed a letter of intent to sell its principal asset, the Radisson Plaza Hotel and Golf Course (the "Hotel"), located at 1400 Parkview Avenue, Manhattan Beach, California, to a joint venture of Host Marriott Corporation and Interstate Hotels Corporation. Interstate Hotels Corporation had been managing the Hotel with its wholly-owned subsidiary for more than five years.

On August 15, 1997, the Partnership consummated the sale of the Hotel and related improvements and personalty to HMC/Interstate Manhattan Beach, L.P., a Delaware limited partnership (the "Buyer"), for $38,250,000 cash, subject to various closing adjustments and prorations (the "Sale"). The Sale was accomplished pursuant to a Purchase and Sale Agreement and Joint Escrow Instructions dated as of June 30, 1997 between the Partnership and the Buyer. The Partnership received net proceeds from the Sale totaling $36,782,110, and the transaction resulted in a loss on sale of $74,675, which is reflected in the Partnership's statement of operations for the period ending September 30, 1997. As a result of the Sale, the Partnership is expected to terminate by year-end 1997.



Part I, Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations

Liquidity and Capital Resources

On March 20, 1997, the Partnership executed a letter of intent to sell its principal asset, the Radisson Plaza Hotel and Golf Course (the "Hotel"), located at 1400 Parkview Avenue, Manhattan Beach, California, to a joint venture of Host Marriott Corporation and Interstate Hotels Corporation. Interstate Hotels Corporation had been managing the Hotel with its wholly-owned subsidiary for more than five years.

On August 15, 1997, the Partnership consummated the sale of the Hotel and related improvements and personalty to HMC/Interstate Manhattan Beach, L.P., a Delaware limited partnership (the "Buyer"), for $38,250,000 cash, subject to various closing adjustments and prorations (the "Sale"). The Sale was accomplished pursuant to a Purchase and Sale Agreement and Joint Escrow Instructions dated as of June 30, 1997 between the Partnership and the Buyer. The Partnership received net proceeds from the Sale totaling $36,782,110, and the transaction resulted in a loss on sale of $74,675, which is reflected in the Partnership's statement of operations for the period ending September 30, 1997.

On September 15, 1997, the Partnership paid a distribution to limited partners in the amount of $5.71 per Unit, representing most of the net proceeds from the Sale plus cash flow from operations generated during 1997. As a result of the Sale, the General Partner is in the process of winding-up the affairs of the Partnership and expects to terminate the Partnership by the end of 1997. Certain funds have been set aside which are believed to be sufficient to provide for the Partnership's liabilities and expenses through termination of the Partnership, and to establish an adequate reserve for contingencies. Any cash remaining after payment of these items and establishment of such reserves will be distributed in accordance with the Partnership Agreement after termination of the Partnership.

At September 30, 1997, the Partnership held cash and cash equivalents of $692,558, compared to $2,100,400 at December 31, 1996. The decrease is due to cash distributions to limited partners exceeding net proceeds from the Sale. Such cash balances are expected to be sufficient to meet the anticipated cash requirements of the Partnership through liquidation. Pursuant to the management agreement for the Hotel, contributions to the account for furniture, fixtures and equipment ("FF&E reserve account") were to be made over time to protect and maintain the value of the Hotel. Restricted cash was $200,000 at September 30, 1997, compared to $413,229 at December 31, 1996. The decrease is due to the transfer of the FF&E reserve account to the Partnership's operating account following the Sale. The 1997 balance consists primarily of an escrow account funded by the Partnership pursuant to the terms of the Sale.

Accounts receivable decreased to $1,107 at September 30, 1997, compared to $1,386,303 at December 31, 1996. Accounts payable and accrued liabilities decreased to $148,696 at September 30, 1997, compared to $1,549,286 at December 31, 1996. The changes in accounts receivable and accounts payable and accrued liabilities are due primarily to the Sale and differences in the timing of payments. Prepaid and other assets decreased to $111,102 at September 30, 1997, compared to $382,225 at December 31, 1996, primarily due to a decrease in prepaid inventory and other property expenses. Due to affiliates was $62,500 at September 30, 1997, largely unchanged from $63,495 at December 31, 1996.

Results of Operations

For the three- and nine-month periods ended September 30, 1997, the Partnership had net income of $304,427 and $1,564,689, respectively, compared with net income of $225,415 and $518,280, respectively, for the three- and nine-month periods ended September 30, 1996. The increases are primarily due to decreases in unallocated Partnership and Hotel operating expenses due to the Sale on August 15, 1997, when operations on behalf of the Partnership ceased, and an increase in other income, which was partially offset by a decrease in departmental income due to the Sale.

For the three- and nine-month periods ended September 30, 1997, the Hotel generated departmental income of $1,121,743 and $5,984,230, respectively, compared to $2,283,139 and $6,556,893, respectively, for the three- and nine-month periods ended September 30, 1996. The decreases in departmental income for the 1997 periods are due to decreases in all Hotel revenues and all departmental expenses as a result of the Sale on August 15, 1997, when operations on behalf of the Partnership ceased.

For the three- and nine-month periods ended September 30, 1997, unallocated Partnership and Hotel operating expenses were $939,007 and $4,602,808, respectively, compared to $2,102,575 and $6,160,300, respectively, for the corresponding periods in 1996. The 1996 balances include depreciation and amortization, whereas during the 1997 periods, the Hotel was no longer being depreciated due to the anticipated Sale. The decreases for the 1997 periods primarily are due to decreases in advertising and sales expenses, Hotel and other general and administrative expenses, ground rent, management fees, property taxes, operating leases and depreciation and amortization as a result of the Sale on August 15, 1997, when operations on behalf of the Partnership ceased. These decreases were partially offset by a loss on property held for disposition, which represents FF&E additions being expensed as a result of the reclassification of the Partnership's real estate to "Property held for disposition" in anticipation of the Sale.

For the three- and nine-month periods ended September 30, 1997, the Partnership generated total other income of $121,691 and $183,267, respectively, compared to $44,851 and $121,687, respectively, for the corresponding periods in 1996. The increases for the 1997 periods are due primarily to increases in interest income as a result of higher cash balances being maintained by the Partnership due to the Sale. These increases were partially offset by the loss on sale of property.



Part II   Other Information

Item 1-5  Not applicable.

Item 6    Exhibits and reports on Form 8-K.

          (a)  Exhibits -

               (27)  Financial Data Schedule

          (b)  Reports on Form 8-K -

               On August, 27, 1997, the Partnership filed a Form 8K reporting that on August 15, 1997, the Partnership executed a sale of its principal asset, the Radisson Plaza Hotel and Golf Course, located at 1400 Parkview Avenue, Manhattan Beach, California, to HMC/Interstate Manhattan Beach, L.P., a Delaware limited partnership.






                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                          MANHATTAN BEACH HOTEL PARTNERS, L.P.

                          BY: MANHATTAN BEACH COMMERCIAL PROPERTIES III INC. General Partner


Date:  November 13, 1997

                          BY:  /s/ Jeffrey C. Carter
                               President, Director and
                               Chief Financial Officer